Form 10-K
period 2022-03-31
Just Energy Group Inc.
filed 2022-08-08
CIK 1538789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period FromTo

Commission file number: 001-35400

Just Energy Group Inc.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
100 King Street West, Suite 2630 Toronto, Ontario, M5X 1E1
(Address of principal executive offices)

Registrant's telephone number, including area code: (905) 795-4206

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, No Par Value per Share	JENGQ	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [Yes ☐ No ☒ ]

Indicate by check mark whether the registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Based on the closing price as reported on the OTC Pink Market, the aggregate market value of the registrant's Common Stock held by non-affiliates on September 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $38,462,910.  Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer or the registrant have been excluded from this calculation because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The number of outstanding shares of the registrant's Common Stock as of August 5, 2022 was 48,078,637.

EXPLANATORY NOTE

The registrant historically filed annual reports on Form 40-F under the multi-jurisdiction disclosure system (“MJDS”) adopted by the Securities and Exchange Commission and the Canadian national and provincial securities regulators. For the fiscal year ended March 31, 2021, the registrant no longer qualified for the MJDS and accordingly filed its annual report on Form 20-F as a foreign private issuer.  For the fiscal year ended March 31, 2022, this annual report on Form 10-K is being filed because the registrant no longer qualifies as a foreign private issuer under Rule  3b-4(c) of the Securities Exchange Act of 1934, as amended.

i

GLOSSARY OF KEY TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Annual Report	Annual report on Form 10-K
ASC	The Accounting Standards Committee
Base EBITDA

Base Earnings Before Interest, Tax , Depreciation and Amortization adjusted for various items as defined in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Base Gross Margin	The gross margin adjusted for the effect of various items as defined in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
Base Gross Margin per RCE	Base Gross Margin realized on Just Energy’s RCE customer base, including gains (losses) from the sale of excess commodity supply excluding the impacts of the Weather Event or Reorganization Costs
BP Claim	Certain pre-filing secured claims in the aggregate principal amounts of approximately $229.5 million and CAD 0.2 million, plus accrued and unpaid interest
CAD	Canadian dollars
Canadian Plan	For Canadian employees, Just Energy offers a long-term wealth accumulation plan for all permanent full-time and permanent part-time employees (working more than 26 hours per week).
CBCA	Canada Business Corporations Act
CCAA	Companies' Creditors Arrangement Act
CDD	Cooling degree day
Chapter 15	Chapter 15 of the U.S. Bankruptcy Code
Claims Procedure Order	Order of Ontario Court dated September 15, 2021 establishing the process to identify and determine claims against the Company under the CCAA proceedings
Commodity RCE attrition	Percentage of energy customers whose contracts were terminated prior to the end of the term either at the option of the customer or by Just Energy
Company	Just Energy Group Inc. and/or its consolidated subsidiaries depending on context
Compensation Committee	Compensation Human Resources, Environmental and Health and Safety Committee
Consolidated Financial Statements

Audited Consolidated Balance Sheets for the years ended March 31, 2022 and March 31, 2021, the related Consolidated Statements of Operations, Statements of Comprehensive Loss, Consolidated Statements of Cash Flows, and Consolidated Statements of Changes in Shareholders’ Deficit, for each of the three years ended March 31, 2022, 2021 and 2020, and related notes

COSO	Committee of Sponsoring Organizations of the Treadway Commission
Court Orders	Orders approved by the Ontario Court under CCAA and the Houston Court under Chapter 15 in the U.S. Bankruptcy Code that provide creditor protection
COVID-19	Coronavirus pandemic
Credit Facility	Just Energy’s credit facility as described in Part II, Item 8, “Financial Statements and Supplementary Data”, Note 16(c), Long Term Debt and Financing
Customer count	Number of customers with a distinct address rather than RCEs
DIP Facility	$125 million Debtor-in-possession facility entered into March 9, 2021 between PIMCO and the Company
DPSP	Deferred profit sharing plan
DSG	Deferred share grants
DSU	Deferred share units
EBITDA	Earnings Before Interest, Tax , Depreciation and Amortization and is non-U.S. GAAP measure that reflects the operational profitability of the business
ECL	Expected credit losses
ecobee	ecobee Inc.
Embedded Gross Margin

Embedded Gross Margin (“EGM”) represents the gross margin based on management's estimates for the future as defined in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

EPSP	Employee profit sharing plan
Equity Plan	Just Energy Group Inc., 2020 Equity Compensation Plan effective September 28, 2020
ERCOT	Electric Reliability Council of Texas, Inc
ERCOT Lawsuit	Litigation initiated against ERCOT and the PUCT in the Houston Bankruptcy Court on November 12, 2021
ESPP	Employee share purchase plan
FASB	Financial Accounting Standards Board
Failed to renew	Customers who did not renew expiring contracts at the end of their term
Filter Group	Filter Group Inc.
Final Order	Financing order issued by the PUCT in October 2021 authorizing the securitization of these costs by ERCOT under HB 4492
Fiscal 2022 Annual Incentive Plan	The Company's Fiscal 2022 quarterly and annual bonus program
Free Cash Flow	Cash flow from operations less maintenance capital expenditures as defined in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
Functional Currency	The currency of the primary economic environment in which the entity operates
FV hierarchy	Fair value hierarchy
Generac	Generac Holdings Inc.
Grant Date	Grant date for share plan
HB 4492	Texas House Bill 4492 which provides a mechanism for recovery of the costs, incurred by various parties, including the Company, during the Weather Event, through certain securitization structures
HDD	Heating degree days
Houston Court	Bankruptcy Court of the Southern District of Texas, Houston Division
HTC	Home Trust Company
Hudson U.K.	Hudson Energy Supply U.K. Limited
IASB	International Accounting Standards Board
ICFR	Internal Control over Financial Reporting
IFRS	International Financial Reporting Standards
ISO	Independent System Operator
IT	Information technology
Just Energy	Just Energy Group Inc. and/or its consolidated subsidiaries depending on context
Just Energy Entities	Just Energy and certain subsidiaries that filed under the CCAA
Just Energy Japan	Just Energy Japan KK
Just Energy Parties	Just Energy Texas LP, Just Energy Texas I, Corp., Fulcrum Retail Energy LLC, and Hudson Energy Services LLC
KERP	Key employee retention plan
LC Facility	Letter of credit facility described in Part II, Item 8, "Financial Statements and Supplementary Data", Note 16(c ), Long Term Debt and Financing
LDC	A local distribution company; the natural gas or electricity distributor for a regulatory or governmentally defined geographic area
Lender Support Agreement	Accommodation and support agreement entered into with Lenders of the Credit Facility
Liquidity	Cash and cash equivalents
Maintenance capital expenditures	Necessary property and equipment and intangible asset capital expenditures required to maintain existing operations at functional levels
MD&A	Management Discussion and Analysis of Financial Condition and Results of Operations
NEOs	Named Executive Officers
NEX	Board of the TSX Venture Exchange
Non-U.S.GAAP financial measures	All measures defined in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Indenture	CAD 15.0 million principal amount of 7.0% subordinated notes to holders of the subordinated convertible debentures, which has a six-year maturity
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income

Ontario Court	Ontario Superior Court of Justice (Commercial List)
PBG	Performance bonus incentive grants
PIMCO	Pacific Investment Management Company
PSU	Performance share units
PUCT	Public Utility Commission of Texas
RCE

Residential customer equivalent, which is a unit of measurement equivalent to a customer using 2,815 m3 (or 106 GJs or 1,000 Therms or 1,025 CCFs) of natural gas on an annual basis or 10 MWh (or 10,000 kWh) of electricity on an annual basis

REC	Renewable energy certificates
Reorganization Costs

The amounts incurred related to the filings under the CCAA Proceedings. These costs include professional and advisory costs, key employee retention plan, contract terminations, prepetition claims, and other costs

REPs	Retail energy providers
ROU	Right of use
RSG	Restricted share grants
RSU	Restricted share units
SEC	U.S. Securities and Exchange Commission
Selling commission

Expenses customer acquisition costs amortized under ASC 606, “Revenue from contracts with customers”, or directly expensed within the current period and consist of commissions paid to independent sales contractors, brokers and sales agents and is reflected on the Consolidated Statements of Operations as part of selling and marketing expenses

Selling non-commission and marketing expenses

The cost of selling overhead, including digital marketing cost not directly associated with the costs of direct customer acquisition costs within the current period and is reflected on the Consolidated Statements of Operations as part of selling and marketing expenses

September 2020 Recapitalization	The recapitalization transaction that the Company completed on September 28, 2020
SISP	Proposed Sale and Investment Solicitation Process announced on August 4, 2022, as described in Part I, Item I, Business Overview.
SISP Support Agreement	An agreement between the Just Energy Entities, the Stalking Horse Purchaser and certain other parties under which the parties agree to support the Stalking Horse Transaction and the SISP process
Stalking Horse Purchaser	Collectively, the lenders under the Company’s debtor-in-possession financing facility, one of their affiliates and the holder of the BP Claim.
Stalking Horse Transaction

The transaction contemplated by the stalking horse transaction agreement under which the Stalking Horse Purchaser will become the sole owner of the Just Energy Entities, with the key terms described in Part I, Item I, Business Overview.

Stalking Horse Transaction Agreement

The agreement between the Stalking Horse Purchaser and the Just Energy Entities under which the Stalking Horse Purchaser will become the sole owner of the Just Energy Entities with the key terms described in Part I, Item I, Business Overview

Strategic Review

The Company’s formal review announced on June 6, 2019 to evaluate strategic alternatives available to the Company. The Company finalized the Strategic Review with the completed September 2020 Recapitalization

Term Loan	The $206 million senior unsecured 10.25% term loan facility entered into on September 28, 2020 pursuant to the September 2020 Recapitalization, which has a maturity date of March 31, 2024
TDSP	Transmission and Distribution Service Provider
Unlevered Free Cash Flow	Free cash flow plus interest expense excluding the non-cash portion as defined in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
U.S.	United States of America
USD	U.S. dollars
U.S. GAAP	U.S. Generally Accepted Accounting Principles

U.S. Plan	401(k) plan for all permanent full-time and part-time employees of Just Energy in the U.S (working more than 30 hours per week)
Vesting Date	The date certain equity grants vested with grantee in accordance with the applicable plan
Weather Event	The extreme weather event in Texas in February 2021
Weather Event Costs

(i) ancillary service charges above $9,000/MWh during the Weather Event; (ii) reliability deployment price adders charged by ERCOT during the Weather Event; and (iii) amounts owed to ERCOT due to defaults of competitive market participants, which were subsequently “short-paid” to market participants, including Just Energy

Weather Event Cost Recovery	Reimbursement of Weather Event costs in the amount of approximately $147.5 million received in June 2022

GENERAL INFORMATION

Unless otherwise indicated, all references in this Annual Report to “Just Energy,” “we,” “our,” “us,” the “Company” or similar terms refer to Just Energy Group Inc. and its consolidated subsidiaries. We publish our consolidated financial statements in U.S dollars. In this Annual Report, unless otherwise specified, all monetary amounts are in U.S dollars, all references to “$,” “US$,” “USD,” and “dollars” mean U.S. dollars and all references to “C$” and “CAD” mean Canadian dollars.

This Annual Report contains our Consolidated Financial Statements. Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The ASC, established by the FASB, is the source of authoritative U.S. GAAP to be applied by nongovernmental entities. In addition, the rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report may contain forward-looking statements, including, without limitation, statements with respect to the CCAA proceedings. These statements are based on current expectations that involve several risks and uncertainties which could cause actual results to differ from those anticipated, which risks are described in Part 1A. “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, risks with respect to: the ability of the Company to continue as a going concern; the outcome of proceedings under the CCAA and similar proceedings in the United States, including the SISP; the outcome of any potential litigation with respect to the Weather Event, the outcome of any invoice dispute with ERCOT; the Company’s discussions with key stakeholders regarding the CCAA proceedings; the impact of the evolving COVID-19 pandemic on the Company’s business, operations and sales; uncertainties relating to the ultimate spread, severity and duration of COVID-19 and related adverse effects on the economies and financial markets of countries in which the Company operates; the ability of the Company to successfully implement its business continuity plans with respect to the COVID-19 pandemic; the Company’s ability to access sufficient capital to provide liquidity to manage its cash flow requirements; general economic, business and market conditions; the ability of management to execute its business plan; levels of customer natural gas and electricity consumption; extreme weather conditions; rates of customer additions and renewals; customer credit risk; rates of customer attrition; fluctuations in natural gas and electricity prices; interest and exchange rates; actions taken by governmental authorities including energy marketing regulation; increases in taxes and changes in government regulations and incentive programs; changes in regulatory regimes; results of litigation and decisions by regulatory authorities; competition; and dependence on certain suppliers. Additional information on these and other factors that could affect Just Energy’s operations or financial results are included in Just Energy’s annual report on Form 10-K information form and other reports on file with the SEC’s website at www.sec.gov or Canadian securities regulatory authorities which can be accessed through the SEDAR website at www.sedar.com or through Just Energy’s website at investors.justenergy.com.

v

PART I

ITEM 1.BUSINESS OVERVIEW

Company Overview

Just Energy is a retail energy provider specializing in electricity and natural gas commodities and bringing energy efficient solutions and renewable energy options to customers. Currently operating in the United States and Canada, Just Energy serves retail and commercial customers through its two business segments - Mass Market and Commercial. Just Energy is the parent company of Amigo Energy, Filter Group, Hudson Energy, Interactive Energy Group, Tara Energy and Terrapass.

COMPANIES’ CREDITIORS ARRANGEMENT AND CHAPTER 15 PROCEEDINGS

In February 2021, the State of Texas experienced the Weather Event. The Weather Event led to increased electricity demand and sustained high prices from February 13, 2021 through February 20, 2021. As a result of the losses sustained and without sufficient liquidity to pay the corresponding invoices from the ERCOT when due, and accordingly, on March 9, 2021, Just Energy applied for and received Court Orders under the CCAA from the Ontario Court and under Chapter 15 in the U.S. from the Houston Court. Protection under the Court Orders allows Just Energy to operate while it restructures its capital structure.

As part of the CCAA filing, the Company entered into a $125.0 million DIP Facility financing with certain affiliates of PIMCO (refer to Part II, Item 8, “Financial Statements and Supplementary Data”, Note 16(a) and Note 26). The Company also entered into qualifying support agreements with its largest commodity supplier and ISO services provider. The filings and associated DIP Facility arranged by the Company, enabled Just Energy to continue all operations without interruption throughout the U.S. and Canada and to continue making payments required by ERCOT and satisfy other regulatory obligations.

On September 15, 2021, the Ontario Court approved the Company’s request to establish a claims process to identify and determine claims against the Company and its subsidiaries that are subject to the ongoing Claims Procedure Order. As part of the CCAA proceedings and in accordance with the Claims Procedure Order, Just Energy continues to review and determine which claims will be allowed, modified or disallowed, which may result in additional liabilities subject to compromise that are not currently reflected in the Consolidated Financial Statements (refer to Part II, Item 8, “Financial Statements and Supplementary Data”, Note 25(d) Commitments and Contingencies).

Plan Support Agreement

As previously disclosed, in connection with the CCAA filing, on May 12, 2022, the Company, the Stalking Horse Purchaser and certain other parties thereto, entered into a plan support agreement (the “Plan Support Agreement”). Upon the execution of the SISP Support Agreement (defined below), the Plan Support Agreement and the transactions contemplated thereunder were automatically terminated pursuant to its terms.

The Plan Support Agreement contemplated the implementation of a recapitalization and financial restructuring of the Just Energy Entities through: (i) a reorganization of the Just Energy Entities, (ii) a rights offering for the issuance of approximately $192.5 million of new common equity which would be backstopped by the Stalking Horse Purchaser pursuant to the Backstop Commitment Letter, (iii) the issuance of new preferred equity, which would be owned entirely by the Stalking Horse Purchaser, and new common equity, (iv) the cancellation for no consideration of all outstanding shares of the Company and (v) the entry into the new credit agreement and the new intercreditor agreement.

The Plan Support Agreement contained certain covenants on the part of the parties thereto, as well as certain conditions to the obligations of such parties and for termination upon the occurrence of certain events, including, without limitation, the failure to achieve certain milestones and certain breaches by the parties under the Plan Support Agreement.

Backstop Commitment Letter

Also, as previously disclosed, in connection with the Plan Support Agreement, on May 12, 2022, the Stalking Horse Purchaser entered into a Backstop Commitment Letter (the “Backstop Commitment Letter”) with Just Energy (U.S.) Corp., pursuant to which the Stalking Horse Purchaser (the “Backstop Parties”) agreed to backstop the approximately $192.5 million rights offering contemplated by the Plan Support Agreement. Upon the execution of the SISP Support Agreement (defined below), the Backstop Commitment Letter and the transactions contemplated thereunder were automatically terminated pursuant to its terms.

Under the Backstop Commitment Letter, the Backstop Parties agreed, subject to the terms and conditions of the Backstop Commitment Letter, to (i) purchase new common equity of the new parent company of the Just Energy Entities, (ii) subscribe for and receive its pro rata share of any unsubscribed new common equity in the rights offering and (iii) subscribe for and receive its pro rata share of new common equity in the rights offering upon the failure by another participant to fulfill its subscription obligations by the participation deadline. The issuance of the new common equity under the rights offering will represent in the aggregate 80% of the new common equity of the new parent company of the Just Energy Entities.

Under the Backstop Commitment Letter, Just Energy (U.S.) Corp. agreed to issue and deliver 10% of the outstanding new common shares on the effective date, which would have constituted backstop commitment fee shares. In addition, Just Energy (U.S.) Corp. agreed to pay a termination fee of $15 million to the Backstop Parties if the Plan Support Agreement is terminated under certain circumstances. Pursuant to the Backstop Commitment Letter, the term loan lenders of the Just Energy Entities were entitled to participate in the rights offering as backstop parties for their pro rata shares of new common equity. The Backstop Parties’ commitments to backstop the rights offering and the other transactions contemplated by the Backstop Commitment Letter were conditioned upon the satisfaction of all applicable conditions set forth in the Backstop Commitment Letter.

PROPOSED SALE AND INVESTMENT SOLICITATION PROCESS AND STALKING HORSE TRANSACTION

On August 4, 2022, the Company entered into a stalking horse transaction agreement (the “Stalking Horse Transaction Agreement”) with the Stalking Horse Purchaser and a support agreement (the “SISP Support Agreement”) in connection with the SISP that is intended to facilitate its exit from the Company’s ongoing insolvency proceedings as a going concern.

Under the SISP, interested parties are invited to participate in accordance with the approved SISP procedures. If one or more qualified bids (other than the transaction contemplated by the Stalking Horse Transaction) are received by September 29, 2022, then Just Energy intends to proceed with an auction to determine the successful bid(s), subject to the terms of the approved SISP procedures. If the Stalking Horse Purchaser is determined to be the successful bidder at the conclusion of the SISP and is subsequently approved by the Court, the Stalking Horse Purchaser will become the sole shareholder of Just Energy (U.S.) Corp., which will be the new parent company of all of the Just Energy Entities, including the Company, and the Just Energy Entities will continue their business and operations as a going concern.

The SISP Support Agreement further contemplates the entry into the Stalking Horse Transaction pursuant to the Stalking Horse Transaction Agreement, under which, among other things, (A) the Stalking Horse Purchaser agreed to act as a “stalking horse” bidder with respect to the SISP, (B) the existing common shares and all other equity interests of the Company would be cancelled or redeemed for no consideration, (C) the issuance of new common equity and new preferred equity of the new parent company of the Just Energy Entities, which will be owned entirely by certain affiliates of the Stalking Horse Purchaser, and (v) the entry into a new credit agreement and a new intercreditor agreement on the terms set forth in the term sheets appended to the SISP Support Agreement.

The SISP Support Agreement contains certain covenants on the part of the parties thereto, as well as certain termination rights upon the occurrence of certain events, including, without limitation, (i) the failure to achieve certain milestones and certain breaches by the parties under the SISP Support Agreement and (ii) the Stalking Horse Purchaser not being the successful bidder under the SISP procedures. Additionally, upon the execution of the SISP Support Agreement, each of the Plan Support Agreement, the Backstop Commitment Letter and the transactions contemplated thereunder were automatically terminated.

Key terms of the Stalking Horse Transaction include:

●	The Stalking Horse Purchaser will become the sole shareholder of Just Energy (U.S.) Corp., which will be the new parent company of all of the Just Energy Entities, including the Company, and the Just Energy Entities will continue their business and operations as a going concern.
●	The purchase price payable pursuant to the Stalking Horse Transaction is (i) $184.9 million in cash; plus (ii) a credit bid of approximately $230 million plus accrued interest of secured claims assigned to the Stalking Horse Purchaser; plus (iii) the assumption of Assumed Liabilities (as defined below), including up to CAD$10 million owing under the Company’s first lien credit facility (the “Credit Facility Remaining Debt”) to remain outstanding under an amended and restated credit agreement.
●	Post-filing claims, the Credit Facility Remaining Debt, claims by energy regulators, and certain other liabilities enumerated in the Stalking Horse Transaction Agreement (“Assumed Liabilities”) will continue to be liabilities of the Just Energy Entities following consummation of the Stalking Horse Transaction. Excluded liabilities and assets of the Just Energy Entities will be discharged from the Just Energy Entities pursuant to an Approval and Vesting Order to be sought subject to the Stalking Horse Transaction being the successful bid in the SISP.
●	No amounts will be available for distribution to the Just Energy Entities’ general unsecured creditors, including the Term Loan lenders.

●	All currently outstanding shares, options and other equity of Just Energy will be cancelled or redeemed for no consideration and without any vote of the existing shareholders.

●	A break-up fee of $14.7 million to be paid to the Stalking Horse Purchaser upon the consummation of an Alternative Restructuring Proposal (as defined in the Transaction Agreement) in the event of termination of the Transaction Agreement in certain specified circumstances.

The parties’ obligations under the Stalking Horse Transaction Agreement are conditioned upon the satisfaction or waiver of all applicable conditions set forth in the Stalking Horse Transaction Agreement, including, among others, the entry by the Court of the SISP Order and the Vesting Order, the completion of the Implementation Steps by the Just Energy Entities, the receipt of all required Transaction Regulatory Approvals (as defined in the Transaction Agreement) and that upon the consummation of the Transaction, no Just Energy Entity will be a reporting issuer (or equivalent) under any United States or Canadian securities laws.

The foregoing description of the SISP Support Agreement and the Stalking Horse Transaction Agreement are not, and do not purport to be, complete and is qualified by reference to the full text of the SISP Support Agreement and the Stalking Horse Transaction Agreement, respectively, copies of which are filed herewith as Exhibit 10.9 and 10.10 and are incorporated herein by reference.

On June 7, 2022, the Ontario Court extended the stay until August 19, 2022. The stay extension allows the Company to continue to operate in the ordinary course of business while pursuing its proposed restructuring plan.

On May 19, 2022, the common shares of the Company were transferred from the TSX Venture Exchange to the NEX and are trading under the symbol “JE.H.”.  The Company’s common shares continue to trade on the OTC Pink Market under the symbol “JENGQ”.

WEATHER EVENT RELATED UPLIFT SECURITIZATION PROCEEDS

On June 16, 2021, HB 4492 became law in Texas. HB 4492 provides a mechanism for recovery of certain Weather Event Costs, incurred by various parties, including the Company, during the Weather Event, through certain securitization structures.

On October 13, 2021, the PUCT approved the Final Order authorizing the securitization of certain Weather Event Costs by ERCOT. On December 7, 2021, ERCOT filed its calculation with the PUCT in accordance with the PUCT final order implementing HB 4492. The Company received $147.5 million in June 2022.

JUST ENERGY’S BUSINESS OPERATIONS

Just Energy has two reportable segments: (1) Mass Market and (2) Commercial. The chief operating decision maker monitors the operational results of the Mass Market and Commercial segments for the purpose of making decisions about resource allocation and performance assessment. Segment performance is evaluated based on certain non-U.S. GAAP measures such as Base EBITDA, Base Gross Margin and Embedded Gross Margin.

The Company’s operating subsidiaries currently carry on business in the United States in the states of Texas, Illinois, New York, Indiana, Michigan, Ohio, New Jersey, California, Maryland, Pennsylvania, Massachusetts, and Delaware and in Canada in the provinces of Ontario, Alberta, Manitoba, Québec, British Columbia and Saskatchewan.

As of March 31, 2022, Just Energy had aggregated approximately 2,755,000 RCEs with approximately 44% from its Mass Market Segment and 56% from its Commercial Segment.

The Company’s revenues based on the operating segments for the last three fiscal years is as follows:

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	March 31, 2022	March 31, 2021	March 31, 2020
Mass Market	$1,190,326	$1,161,905	$1,320,111
Commercial	964,282	912,923	1,051,591
Total	$2,154,608	$2,074,828	$2,371,702

The Company’s revenues based on the location of the customer for the last three fiscal years is as follows:

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	March 31, 2022	March 31, 2021	March 31, 2020
Canada	$477,837	$372,736	$402,830
U.S.	1,676,771	1,702,091	1,968,872
Total	$2,154,608	$2,074,828	$2,371,701

Discontinued Operations

In March 2019, Just Energy formally approved and commenced the process to dispose of its businesses in Germany, Ireland and Japan. In June 2019, the U.K. was added to the disposal group. The decision was part of a strategic transition to focus on the core business in North America. In November 2019, Just Energy closed the sale of Hudson U.K. to Shell Energy Retail Limited and completed the sale of its business in Ireland in February 2020. In April 2020, the Company sold all of the shares of Just Energy Japan to Astmax Trading, Inc. These operations were reclassified and reflected as discontinued operations in the Consolidated Statements of Operations in the Consolidated Financial Statements (Part II, Item 8, “Financial Statements and Supplementary Data”, Note 24 Discontinued Operations).

Continuing operations overview

MASS MARKETS SEGMENT

The Mass Markets segment includes customers acquired and served under the Just Energy, Tara Energy, Amigo Energy and Terrapass brands. Marketing of the energy products of this segment is primarily done through the digital and retail sales channels. Mass Market customers make up 73% of Just Energy’s Base Gross Margin, which is currently focused on price–protected and flat–bill product offerings, as well as JustGreen products. To the extent that certain markets are better served by shorter–term or enhanced variable rate products, the Mass Markets segment’s sales channels offer these products.

Just Energy also provides home water filtration systems with its line of consumer product and service offerings through Filter Group.

COMMERCIAL SEGMENT

The Commercial segment includes customers acquired and served under Hudson Energy, as well as brokerage services managed by Interactive Energy Group. Hudson Energy sales are made through three main channels: brokers, in-person commercial independent contractors and inside commercial sales representatives. Commercial customers make up 27% of Just Energy’s Base Gross Margin. Products offered to Commercial customers range from standard fixed–price offerings to “one off” offerings, tailored to meet the customer’s specific needs. These products can be fixed or floating rate or a blend of the two, and normally have a term of less than five years. Base Gross Margin per RCE for this segment is lower than it is for the Mass Markets segment, but customer acquisition costs and ongoing customer care costs per RCE are lower as well. Commercial customers also have significantly lower attrition rates than Mass Markets customers.

ABOUT JUST ENERGY’S PRODUCTS

Just Energy offers products and services to address customers’ essential needs, including electricity and natural gas commodities, energy efficient solutions, carbon offsets and renewable energy options as well as water quality and filtration devices.

Electricity

Just Energy services various states and territories in the U.S. and Canada with electricity. A variety of electricity solutions are offered, including fixed–price, flat–bill and variable–price products on both short–term and longer–term contracts. Most of these products provide customers with price–protection programs for the majority of their electricity requirements. Just Energy uses historical usage data for enrolled customers to predict future customer consumption and to help with long–term supply procurement decisions. Flat–bill products offer customers the ability to pay a fixed amount per period regardless of usage.

Just Energy purchases electricity supply from market counterparties for Mass Markets and Commercial customers based on forecasted customer aggregation. Electricity supply is generally purchased concurrently with the execution of a contract for larger Commercial customers. Historical customer usage is obtained from LDCs, which, when normalized to average weather, provides Just Energy with expected normal customer consumption. Just Energy mitigates exposure to weather variations through active management of the electricity portfolio and the purchase of options, including weather derivatives. Just Energy’s ability to successfully mitigate weather effects is limited by the degree to which weather conditions deviate from normal and the availability and costs of such options. To the extent that balancing electricity requirements are outside the forecasted purchase, Just Energy bears the financial responsibility for excess or short supply caused by fluctuations in customer usage. Any supply balancing not fully covered through customer pass–throughs, active management or the options employed may increase or decrease Just Energy’s Base Gross Margin depending upon market conditions at the time of balancing.

Natural gas

Just Energy offers natural gas customers a variety of products ranging from five–year fixed–price contracts to month–to–month variable–price contracts. Gas supply is purchased from market counterparties based on forecasted consumption. For larger Commercial customers, gas supply is generally purchased concurrently with the execution of a contract. Variable rate products allow customers to maintain flexibility while retaining the ability to lock into a fixed price at their discretion. Flat–bill products offer customers the ability to pay a fixed amount per period regardless of usage or changes in the price of the commodity.

The LDCs provide historical customer usage which, when normalized to average weather, enables Just Energy to purchase the expected normal customer consumption. Just Energy mitigates exposure to weather variations through active management of the gas portfolio, which involves, but is not limited to, the purchase of options, including weather derivatives. Just Energy’s ability to successfully mitigate weather effects is limited by the degree to which weather conditions deviate from normal and the availability and costs of such options. To the extent that balancing requirements are outside the forecasted purchase, Just Energy bears the financial responsibility for fluctuations in customer usage. To the extent that supply balancing is not fully covered through active management or the options employed, Just Energy’s Base Gross Margin may increase or decrease depending upon market conditions at the time of balancing.

JustGreen

Many customers have the ability to choose an appropriate JustGreen program to supplement their electricity and natural gas, providing an effective method to offset their carbon footprint associated with the respective commodity consumption.

JustGreen’s electricity products offer customers the option of having all or a portion of the volume of their electricity usage sourced from renewable green sources such as wind, solar, hydropower or biomass, via power purchase agreements and renewable energy certificates. JustGreen programs for gas customers involve the purchase of carbon offsets from carbon capture and reduction projects. Additional green products allow customers to offset their carbon footprint without buying energy commodity products and can be offered in all states and provinces without being dependent on energy deregulation.

Just Energy currently sells JustGreen electricity and gas in eligible markets across North America. Of all customers who contracted with Just Energy in the past year, 40% purchased JustGreen for some or all of their energy needs. On average, these customers elected to purchase 93% of their consumption as green supply. For comparison, as reported for the trailing 12 months ended March 31, 2021, 37% of mass market customers who contracted with Just Energy chose to include JustGreen for an average of 98% of their consumption. As at March 31, 2022, JustGreen makes up 24% of the Mass Market electricity portfolio, compared to 25% in the year ago period. JustGreen makes up 24% of the Mass Market gas portfolio, compared to 17% in the year ago period.

Terrapass

Through Terrapass, customers can offset their environmental impact by purchasing high quality environmental products. Terrapass supports projects throughout North America and world–wide that destroy greenhouse gases, produce renewable energy and restore freshwater ecosystems. Each project is made possible through the purchase of carbon offsets, renewable energy credits and BEF Water Restoration Certificates®. Terrapass offers various purchase options for Mass Markets or Commercial customers, enabling businesses to incorporate seamless carbon offset options by providing marketing and product integration solutions.

Seasonality

The sale of electricity to retail customers is a seasonal business with the demand for electricity generally peaking during the summer months. Conversely, the sale of natural gas to retail customers is also a seasonal business with demand for natural gas generally peaking during the winter months. As a result, net working capital requirements for the Company's retail operations generally increase during summer and winter months along with the higher revenues, and then decline during off-peak months. Weather may impact operating results and extreme weather conditions could have a material impact. The rates charged to retail customers may be impacted by fluctuations in total power and natural gas prices and market dynamics, transmission constraints, competitor actions, and changes in market heat rates.

Employee Overview

As of March 31, 2022, Just Energy had 1,177 employees in the U.S., Canada and India, including a total of 1,125 full time employees.

Governmental Regulation

Just Energy’s business is subject to extensive Canadian and U.S. federal, state and local laws and foreign and provincial laws. Retail energy competition is regulated on a state-by-state or at the province-by-province level and is highly dependent on state and provincial laws, regulations and policies, which could change at any moment. Failure to comply with such requirements could result in the loss of license, exit from the market, shutdown, the imposition of liens, fines, and/or civil or criminal liability.

The regulatory environment has undergone significant changes in the last several years due to state, provincial and federal policies affecting wholesale and retail competition and the creation of incentives for the addition of large amounts of new renewable generation. For example, changes to, or development of, legislation that requires the use of clean renewable and alternate fuel sources or mandate the implementation of energy conservation programs that require the implementation of new technologies, could increase the Company’s cost to serve and/or impact the Company’s financial condition. Additionally, in some retail energy markets, state legislators, government agencies and other interested parties have made proposals to change the use of market-based pricing, re-regulate areas of these markets that have previously been competitive, or permit electricity delivery companies to construct or acquire generating facilities. Other proposals to re-regulate the retail energy industry may be made, and legislative or other actions affecting electricity and natural gas deregulation or restructuring process may be delayed, discontinued or reversed in states in which we currently operate or may in the future operate.

Health and Safety

Employee health and safety in the workplace is one of our top priorities. In response to the COVID-19 pandemic, we have been working to keep our employees safe and healthy from this outbreak. Using guidance from the Center for Disease Control, Public Health Agency of Canada, the World Health Organization, and the various states, provinces and counties in which we operate, we have taken a number of measures to keep employees safe. Employees are provided paid sick leave or paid time off to cover sickness and absences. We will continue to make our employees a priority.

Sale of Ecobee Investments

On December 1, 2021, Generac completed the acquisition of all issued and outstanding shares of ecobee, including all of the ecobee shares held by the Company. The Company held approximately 8% of the ecobee shares. The Company received $12.3 million cash and 80,281 shares of Generac common stock. The Company subsequently sold all of the Generac shares for a sum of $28.4 million during December 2021, resulting in total consideration of approximately $40.7 million. This sale has resulted in a gain on investment of $15.0 million recorded in the Consolidated Statement of Operations for the year ended March 31, 2022. The Company could receive up to an additional $8.0 million in Generac stock during 2022 and 2023, provided that certain performance targets are achieved by ecobee.

ITEM 1A.RISK FACTORS

The following risk factors apply to our business and operations. These risk factors are not exhaustive and investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of our business. You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K, including matters addressed in the section entitled “Cautionary Note Concerning Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Part II, Item 8, “Financial Statements and Supplementary Data”  included herein.

Risks Related to the Company’s Business

The outcome of the proposed SISP and potential Stalking Horse Transaction is uncertain, and the announcement and pendency of a transaction could materially and adversely affect our business, results of operations and financial condition.

On August 4, 2022, the Company entered into the Stalking Horse Transaction Agreement with the Stalking Horse Purchaser and the SISP Support Agreement in connection with the SISP that is intended to facilitate its exit from the Company’s ongoing insolvency proceedings as a going concern. There can be no assurance that the SISP will be approved or consummated. The SISP process could cause disruptions in our business and divert our management’s attention and other resources from day-to-day operations, which could have an adverse effect on our business, results of operations and financial condition. Additionally, current and prospective employees and members of management could become uncertain about their future roles with us during the SISP. This uncertainty could adversely affect our ability to retain and hire employees and members of management. In addition, the proposed SISP could have an adverse effect on our relationships with customers and third-party service providers.

If completed, the Stalking Horse Transaction will result in Just Energy becoming a privately-held company and all our existing common shares will be cancelled or redeemed for no consideration Additionally, the ongoing business of our company could be adversely affected and, without realizing the benefits of having completed the Stalking Horse Transaction, our company will be subject to a number of risks, including payment of certain ongoing Reorganization Costs.

The potential Stalking Horse Transaction provides that existing common shareholders shares will be cancelled or redeemed and shall not receive a distribution or other consideration.

The potential Stalking Horse Transaction provides that existing common shareholders shares will be cancelled or redeemed and shall not receive a distribution or other consideration.  In addition, if there is a winning bidder other than the Stalking Horse Purchaser under the SISP, any incremental value must first provide recovery to substantial general unsecured creditors and therefore, no assurance can be made that such bidder will provide a recovery for existing common shareholders.

The Company’s business is subject to substantial energy regulation and may be adversely affected by legislative or regulatory changes, as well as liability under, or any future inability to comply with, existing or future energy regulations or requirements.

Just Energy’s business is subject to extensive Canadian and U.S. federal, state and local laws and foreign and provincial laws. Compliance with, or changes to, the requirements under these legal and regulatory regimes may cause the Company to incur significant additional costs, reduce the Company’s ability to hedge exposure or to sell retail power or natural gas within certain states and provinces or to certain classes of retail customers, or restrict the Company’s marketing practices, its ability to pass through costs to retail customers, or its ability to compete on favorable terms with competitors, including the incumbent utility. Retail energy competition is regulated on a state-by-state or at the province-by-province level and is highly dependent on state and provincial laws, regulations and policies, which could change at any moment. Failure to comply with such requirements could result in the loss of license, exit from the market, shutdown, the imposition of liens, fines, and/or civil or criminal liability.

The regulatory environment has undergone significant changes in the last several years due to state, provincial and federal policies affecting wholesale and retail competition and the creation of incentives for the addition of large amounts of new renewable generation. For example, changes to, or development of, legislation that requires the use of clean renewable and alternate fuel sources or mandate the implementation of energy conservation programs that require the implementation of new technologies, could increase the Company’s cost to serve and/or impact the Company’s financial condition. Additionally, in some retail energy markets, state legislators, government agencies and other interested parties have made proposals to change the use of market-based pricing, re-regulate areas of these markets that have previously been competitive, or permit electricity delivery companies to construct or acquire generating facilities. Other proposals to re-regulate the retail energy industry may be made, and legislative or other actions affecting electricity and natural gas deregulation or restructuring process may be delayed, discontinued or reversed in states in which we currently operate or may in the future operate. If such changes were to be enacted by a regulatory body, we may lose customers, incur higher costs and/or find it more difficult to acquire new customers. These changes are ongoing, and we cannot predict the future design of the retail markets or the ultimate effect that the changing regulatory environment will have on our business.

The Company’s retail operations are subject to significant competition from other REPs, LDCs and changes in customer behavior or preferences, which could result in a loss of existing customers and the inability to attract new customers.

Just Energy may experience an increase in attrition rates and lower acceptance rates on renewal requests due to commodity price volatility, increased competition or change in customer behavior. There can be no assurance that the historical rates of annual attrition will not increase substantially in the future or that Just Energy will be able to renew its existing energy contracts at the expiry of their terms. Any such increase in attrition or failure to renew could have a material adverse effect on Just Energy’s business, financial condition, operating results, cash flow, liquidity and prospects.

A number of companies and incumbent utility subsidiaries compete with Just Energy in the residential, commercial and small industrial market. It is possible that new entrants may enter the market as marketers and compete directly for the customer base that Just Energy targets, slowing or reducing Just Energy’s market share. If the LDCs are permitted by changes in the current regulatory framework to sell natural gas or electricity at prices other than at cost, their existing customer bases could provide them with a significant competitive advantage. This could limit the number of customers available for REPs, including Just Energy, and impact Just Energy’s growth and retention.

Just Energy’s residential customers are generally acquired through the use of digital marketing, retail stores, inbound telemarketing and door-to-door sales. Commercial customers are primarily solicited through commercial brokers and independent sales agents. Just Energy’s ability to increase revenues in the future will depend significantly on the success of these marketing techniques, as well as its ability to expand into new sales channels to acquire customers. There is no assurance that competitive conditions will allow this sales channel strategy to continue or whether new sales channels will be successful in signing up new customers. In addition, a number of Just Energy’s sales channels were closed or otherwise limited in operations as a result of government initiatives mandated due to COVID-19. Further, if Just Energy’s services are not attractive to, or do not generate sufficient revenue for commercial brokers, retail stores and sales partners, or if Just Energy’s sales channels are adversely impacted by COVID-19 or the CCAA proceedings, Just Energy may lose these existing relationships, which could have a material adverse effect on the business, operating results and financial condition of Just Energy.

Just Energy’s profitability and growth depends upon its customers’ broad acceptance of REPs and their products. There is no assurance that customers will widely accept Just Energy or its retail energy and value-added products. The acceptance of Just Energy’s products may be adversely affected by Just Energy’s ability to offer a competitive value proposition, and customer concerns relating to product reliability and general resistance to change. Unfavorable publicity involving customer experiences with other REPs could also adversely affect Just Energy’s acceptance. Lastly, market acceptance could be affected by regulatory and legal developments. Failure to achieve deep market penetration may have material adverse effects on Just Energy’s business, financial condition and operating results.

The operation of the Company’s businesses is subject to cyber-based security and integrity risk. Attacks on the Company’s infrastructure that breach cyber/data security measures could expose the Company to significant liabilities, reputational damage, regulatory action, and disrupt business operations, which could have a material adverse effect on the Company’s business, operations, financial condition and operating results.

Just Energy’s business requires retaining important customer information that is considered private. Although Just Energy protects this information with restricted access and enters into cyber risk insurance policies, there could be a material adverse impact to the Company’s reputation and customer relations should such private information be compromised due to a cyber-attack on Just Energy’s information technology systems.

Just Energy’s vendors, suppliers and market operators rely on information technology systems to deliver services to Just Energy. These systems may be prone to cyber-attacks, which could result in market disruption and impact Just Energy’s business, financial condition and operating results.

Just Energy is also subject to federal, state, provincial and foreign laws regarding privacy and protection of data. Changes to such data protection laws may impose more stringent requirements for compliance and impose significant penalties for non-compliance. For example, on January 1, 2020, the California Consumer Privacy Act broadly expanded the rights of California consumers and requires companies that are subject to such legislation to be significantly more transparent about how they collect, use and disclose personal information. Any failure by Just Energy to comply with federal, state, provincial and foreign laws regarding privacy and protection of data could lead to significant fines and penalties imposed by regulators, as well as claims by customers. There can be no assurance that the limitations of liability in Just Energy’s contracts would be enforceable or adequate or would otherwise protect Just Energy from any such liabilities or damages with respect to any particular claim. The successful assertion of one or more large claims against Just Energy that exceeds its available insurance coverage could have a material adverse effect on Just Energy’s business, operating results, and financial condition.

The operation of Just Energy’s businesses relies on information technology systems and third party service providers. Failure of information technology systems or by third-party service providers could have a material adverse impact on Just Energy’s business, operations, financial condition and cash flows.

Just Energy relies on information technology systems to store critical information, generate financial forecasts, report financial results and make applicable securities law filings. Just Energy also relies on information technology systems to make payments to suppliers, pay commissions to brokers and independent contractors, enroll new customers, send monthly bills to customers and collect payments from customers. The partial or total failure of any these systems could have a material adverse effect on Just Energy’s business, operating results and or cause Just Energy to fail to meet its reporting obligations.

Just Energy has outsourcing arrangements to support its call center’s requirements for business continuity plans and independence for regulatory purposes, billing and settlement arrangements for certain jurisdictions. Contract data input is also outsourced as is some corporate business continuity, information technology development and disaster recovery functions. Should the outsourced counterparties not deliver their contracted services, Just Energy may experience service and operational gaps that could have a material adverse effect on Just Energy’s business, operating results and financial condition.

In certain jurisdictions in which Just Energy operates, the LDCs currently perform billing and collection services. If the LDCs cease to perform these services, Just Energy would have to seek a third party billing provider or develop internal systems to perform these functions. This could be time consuming and expensive, which could have a material adverse effect on Just Energy’s business, operating results and financial condition.

The Company’s retail operations rely on the infrastructure of local utilities or independent transmission system operators to provide electricity to, and to obtain information about, the Company’s customers. Any infrastructure failure could negatively impact the company’s revenue and customer satisfaction and could have a material adverse effect on the Company’s business and operations.

Customers are reliant upon the LDCs to deliver their contracted commodity. LDCs are reliant upon the continuing availability of their distribution infrastructure. Any disruptions in this infrastructure as a result of a hurricane or other weather event, act of terrorism, work stoppage due to the COVID-19 pandemic, cyber-attack or otherwise could result in counterparties’ default and, thereafter, Just Energy enacting the force majeure clauses of its contracts. Under such severe circumstances there could be no revenue or margin for the affected areas.

Additionally, any disruptions to Just Energy’s operations may also have a material adverse effect on Just Energy’s business, operating results and financial condition.

Although Just Energy has insurance policies that cover business interruption and natural calamities, in certain cases, the insurance coverage may not be sufficient to cover the potential loss in whole or in part. In particular, the extent to which COVID-19 impacts the Company’s business and operations, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the COVID-19 outbreak; the actions taken to contain or treat the COVID-19 outbreak.

The occurrence of any of the foregoing could have a material adverse effect on the Company’s business, operating results and financial condition.

Just Energy relies upon forecasts and models which could be materially different than actual results and could have a material adverse impact on Just Energy’s financial condition, operating results, cash flow and liquidity.

Just Energy relies upon forecasts and models because the approach to calculation of market value and customer forecasts requires data-intensive modelling used in conjunction with certain assumptions when independently verifiable information is not available. Although Just Energy uses industry standard approaches and validates its internally developed models, should underlying assumptions prove incorrect or an embedded modelling error go undetected in the vetting process, it could result in incorrect estimates and thereby have a material adverse impact on Just Energy’s financial condition, operating results, cash flow and liquidity.

Risks Related to Customer Credit

Just Energy’ customers may not be able to pay due to changes in Company’s assessment process for creditworthiness of customers or in the markets where LDCs collect the amounts for a fee, may not be able to do so. Also risks of fraud and deception by employees and customers may have a material adverse impact on Just Energy’s financial condition and liquidity.

Just Energy has customer credit risk in various markets where bills are sent directly to customers for energy consumption from Just Energy, including in Texas and Alberta. In addition, if the Company changes the criteria for assessing the creditworthiness of its customers, any such change could result in increased customer credit risk for Just Energy or a decrease in number of customers. If a significant number of direct bill customers were to default on their payments, including as a result of any changes to the Company’s criteria for assessing customer creditworthiness or the impact of

COVID-19, it could have a material adverse effect on the financial condition, operating results, cash flow and liquidity of Just Energy.

For other customers, the LDCs provide collection services and assume the risk of any bad debts owing from Just Energy’s customers for a fee. There is no assurance that the LDCs that provide these services will continue to do so in the future or that current rates charged by LDCs will remain at the same level, which would mean that Just Energy may have to accept additional customer credit risk.

The Company is exposed to the risk of fraud, misconduct and other deceptive practices that could be committed by our customers, employees or other third parties engaged by us, including but not limited to fraudulent customer enrolments and invalid brokerage relationships. It is not always possible to deter fraud, misconduct or other deceptive practices and the Company’s systems that are in place to prevent and detect such activity may not be effective in all circumstances. Instances of fraud, misconduct or other deceptive practices could lead to, among other things, increased bad debts and/or payment of improper commissions by the Company, and generally could harm Just Energy’s reputation. Any fraud, misconduct or other deceptive practices that are perpetrated against the Company could have a material adverse effect on the financial condition, operating results, cash flow and liquidity of Just Energy.

Risks Related to Market Volatility

The trading price of the common shares has in the past been, and may in the future be, subject to significant fluctuations. Under the potential Stalking Horse Transaction, the common shares will be cancelled or redeemed and receive no consideration.

Prior to March 9, 2021, Just Energy’s common shares traded on the TSX and the NYSE. Following the CCAA filing by Just Energy, the TSX and NYSE halted trading of the common shares on the respective exchanges and commenced delisting proceedings. On March 16, 2021, Just Energy announced that it would voluntarily delist from the TSX and that it planned to be listed on the TSX-V. On March 22, 2021, Just Energy announced that it would not appeal the delisting of its common shares from the NYSE. As of March 23, 2021 and June 4, 2021, the common shares trade on the OTC Pink and the TSX-V, respectively. On May 19, 2022, Just Energy announced that the TSX Venture Exchange was transferring the Company’s listing from the TSX Venture Exchange to the NEX, effective at the opening of the market on Friday, May 20, 2022. The trading symbol for the Company changed from JE to JE.H. The trading price of the common shares has in the past been, and may in the future be, subject to significant fluctuations. These fluctuations may be caused by events related or unrelated to Just Energy’s operating performance and beyond its control. Under the potential Stalking Horse Transaction, the common shares will be cancelled or redeemed and receive no consideration.  If there is a winning bidder other than the Stalking Horse Purchaser under the SISP, any incremental value must first provide recovery to substantial general unsecured creditors and therefore, no assurance can be made that such bidder will provide a recovery for existing common shareholders. Factors such as the outcome of the SISP, actual or anticipated fluctuations in Just Energy’s operating results (including as a result of seasonality and volatility caused by mark to market accounting for commodity contracts), fluctuations in the share prices of other companies operating in business sectors comparable to those in which Just Energy operates, outcomes of litigation or regulatory proceedings, among other things, including due to the impact of COVID-19, may have a significant impact on the market price of the common shares. In addition, the stock market has experienced volatility, which often has been unrelated to the operating performance of Just Energy and other affected companies. These market fluctuations may materially and adversely affect the market price of the common shares, which may make it more difficult for shareholders to sell their common shares or their shares are cancelled or redeemed under the potential Stalking Horse transaction for no consideration.

Risks Related to Commodity Prices

Just Energy’s business is exposed to fluctuations in commodity prices, which could have a material adverse impact on Just Energy’s financial condition, operating results, cash flow and liquidity.

Just Energy’s cost to serve its retail energy customers is exposed to fluctuations in commodity prices, in particular natural gas and electricity. Although Just Energy enters into commodity derivative instruments with its suppliers to manage the commodity price risks, it is exposed to commodity price risk where estimated customer requirements do not match actual customer requirements. Furthermore, sudden and significant increase in customers’ consumption can require Just Energy to purchase or sell excess supply in the spot market. Spot market prices during periods of scarcity, such as the Weather Event, can be extremely volatile and being forced to purchase commodities in the spot market to meet customer demand can have a material adverse impact on Just Energy’s financial condition, operating results, cash flow and liquidity. Additionally, Just Energy may also suffer losses if it is required to sell excess supply in the spot market.

Furthermore, a sudden and significant drop in the commodity market price could result in an increase in customer attrition, regulatory pressure and resistance on enforcement of liquidated damages and/or enactment of provisions to reset the customer price to current market price levels. If this occurs it could have a material adverse impact on Just Energy’s financial condition, operating results, cash flow and liquidity.

Commodity volume imbalance could have a material adverse impact on Just Energy’s financial condition, operating results, cash flow and liquidity.

Depending on several factors, including weather, Just Energy’s customers may use more or less natural gas commodity than the volume purchased by Just Energy for delivery to them. Just Energy bears the financial responsibility, is exposed to market risk and, furthermore, may also be exposed to penalties by the “LDCs” for balancing customer volume requirements. Although Just Energy manages volume balancing risk through balancing language in some of its retail energy contracts, enters into weather options, and derivative structures to mitigate weather and volume balancing risk, and leverages natural gas storage facilities to manage daily delivery requirements, increased costs and/or losses resulting from occurrences of volume imbalance net of Just Energy’s risk management activities could have a material adverse impact on Just Energy’s financial condition, operating results, cash flow and liquidity.

During periods of extreme weather, such as the Weather Event, Just Energy’s obligations to serve its customers on a full requirement basis requires Just Energy to balance its commodity requirements in the spot market. Just Energy attempts to purchase additional supply through weather options and derivative structures (options, call rights, put rights etc.), which strategies are developed using empirical analysis. There can be no assurances that future periods of extreme weather will not be more severe than historical scenarios and the commodity balancing impact from extreme weather could have a material adverse impact on Just Energy’s financial condition, operating results, cash flow and liquidity.

During periods of extreme weather, such as the Weather Event, Just Energy’s obligations to serve its customers on a full requirement basis requires Just Energy to balance its commodity requirements in the spot market. Just Energy attempts to purchase additional supply through weather options and derivative structures (options, call rights, put rights etc.). There can be no assurances that weather options or derivative structures historically used by Just Energy will be available or the costs of such structures could have a material adverse impact on Just Energy’s financial condition, operating results, cash flow and liquidity.

Risks Related to Inflation, Recession, Interest Rates and Foreign Exchange Rates

Adverse economic conditions, including inflation, increased power and natural gas costs, foreclosures, impacts to our customer base and customer collections, and business failures, could have a material adverse impact on Just Energy.

Inflation may cause increases in certain operating and capital costs. The ability to control operating expenses is an important factor that will influence our future results. Rapid increases in the price of power or natural gas may cause Just Energy to experience a significant decrease in liquidity as LDCs, suppliers or ISOs require collateral postings or increased working capital.

Large fluctuations in interest rates could have a material adverse impact on the Company’s financial condition, operating results, cash flow and liquidity.

Just Energy is exposed to interest rate risk associated with its liabilities subject to compromise. The Federal Reserve Bank of United States and Bank of Canada began to increase benchmark interest rates in March 2022 and has indicated its intention to continue to raise benchmark interest rates throughout 2022 in an effort to curb the upward inflationary pressure on the cost of goods and services across the United States. Large fluctuations in interest rates and increases in interest costs could have a material adverse impact on Just Energy’s financial condition, operating results, cash flow and liquidity.

The mix of foreign currency denominated earnings and cashflow could have a material adverse impact on the Company’s financial condition.

Just Energy is exposed to foreign exchange risk to certain U.S. dollar denominated income and expenditures against Canadian dollar denominated income, expenditures and interest. Just Energy enters into foreign exchange derivative instruments to manage the operating cash flow risk on certain retail contracts. Currently, Just Energy does not enter into derivative instruments to manage foreign exchange translation risk. Large fluctuations in foreign exchange rates may have a significant impact on Just Energy’s financial condition.

Risks Related to Liquidity

Just Energy may not be able to extend, replace, refinance or repay its DIP Facility or debt obligations, which could have a material adverse impact on Just Energy’s business and financial condition.

Just Energy is at risk of not being able to settle its debt obligations, including under its DIP Facility. The DIP Facility has substantial restrictions and financial covenants and if the Company is unable to comply with the covenant requirements under the DIP Facility it could have a material adverse impact on the Company’s financial condition, operating results and cash flows. The Company has certain other debt obligations that have been stayed under the CCAA proceedings. If the stay under the CCAA proceedings is lifted, such action would have a material adverse impact on the Company’s financial condition, operating results, and cash flows. Just Energy may not be able to extend, replace or refinance its DIP Facility, complete the SISP and emerge from the CCAA proceedings. If liquidity is needed, the Company may not be able to access other external financial resources, and Just Energy may be required to cease operations, close down, sell or otherwise dispose of all or part of the business of Just Energy’s subsidiaries, any of which would have a material adverse impact on Just Energy’s business and financial condition.

The CCAA proceeding may adversely affect the Company’s business, relationships, operations, financial condition and reputation.

On March 9, 2021, the Company announced that it had sought and received creditor protection via Court Orders from the Ontario Court and from the Houston Court. On June 7, 2022, the Ontario Court extended the stay period until August 19, 2022. Just Energy may be unable to extend the stay period further. If Just Energy is unable to further extend the stay period, creditors would then be entitled to exercise their various rights and remedies against the Company and Just Energy may be required to cease operations, close down, sell or otherwise dispose of all or part of the business of Just Energy’s subsidiaries, any of which would have a material adverse impact on Just Energy’s business and financial condition.

Following the completion of the CCAA proceeding, it is possible that our having filed for CCAA protection and protection under Chapter 15, may adversely affect our business and relationships with customers, vendors, contractors or employees. This may result in suppliers, customers, and other contract counterparties terminating their relationship with the Company or requiring additional financial assurances or enhanced performance from the Company. Additionally, the CCAA proceeding may impact the Company’s ability to renew existing contracts, compete for new business, attract, motivate and/or retain key executive. The occurrence of one or more of these events may materially affect the Company’s business, operations, financial condition and reputation.

The DIP Facility has substantial restrictions and financial covenants and if the Company is unable to comply with the covenant requirements under the DIP Facility it could have a material adverse impact on the Company’s financial condition, operating results and cash flows.

In connection with the CCAA proceedings and in order to provide required liquidity during the CCAA process, on March 9, 2021, the Company entered into the DIP Facility.

In addition to customary affirmative covenant obligations, the DIP Facility provides for certain information delivery requirements including every four weeks a new consolidated statement setting out the weekly projected cash flow forecasts of cash disbursements of the Company for a 13-week period from the date of delivery thereof. Additionally, the DIP Facility requires that there will be no negative variance in the Company’s actual expenditures from that set out in the most recently approved budget for the previous four weeks, in excess of 20% for each individual line item.

The DIP Facility also contains customary negative covenants restricting a certain number of the Company’s activities, including restrictions on the ability to incur indebtedness, incur liens, consummate certain fundamental changes, make investments, dispose of assets, enter into sale and lease transactions, and make restricted payments. Furthermore, the DIP Facility contains customary events of default, in addition to the negative budget variance discussed above, as well as certain other CCAA proceeding related events. In the event of default, the interest rate will increase by an additional 2% per annum until amounts owing under the DIP Facility are repaid in full.

If the Company is unable to comply with the covenant requirements under the DIP Facility, it could have a material adverse impact on the Company’s financial condition, operating results and cash flows.

The Company’s various lenders may take actions if the stay under the CCAA proceedings is lifted and such actions may have a material adverse impact on the Company’s financial condition, operating results, and cash flows.

The Company has certain debt obligations that are in default due to the CCAA proceedings. Pursuant to the Court Orders, the lenders have been stayed from taking any actions with respect to the default without court authorization. If the stay implemented pursuant to the Court Orders is lifted or expires and the Company’s lenders are able to take action with respect to the events of default caused by the filing of the CCAA proceedings, it could have a material adverse impact on the Company’s business, operating results, financial condition and liquidity.

The Company is subject to increased collateral requirements as a result of the CCAA proceedings, if the Company is unable to satisfy future collateral requirements it could have a material adverse impact on the Company’s financial condition, operating results and liquidity.

In several markets where Just Energy operates, payment is provided to Just Energy by LDCs only when the customer has paid the LDC for the consumed commodity, rather than when the commodity is delivered. Just Energy also manages natural gas storage facilities where Just Energy must inject natural gas in advance of payment. These factors, along with seasonality in energy consumption, create a working capital requirement necessitating the use of Just Energy’s available Liquidity. In addition, Just Energy and its subsidiaries are required to post collateral to LDCs certain commodity suppliers and ISOs. The filing under the CCAA caused Just Energy to have to post additional collateral to certain independent system operators and pipelines. Any significant changes in payment terms managed by LDCs, any increase in cost of carrying natural gas storage inventory, and any increase in collateral posting requirements could result in significant liquidity risk to Just Energy and could have a material adverse impact on the Company’s financial condition, operating results and liquidity.

Risks Related to Ownership of the common shares

Just Energy does not pay a dividend on the common shares and under the potential Stalking Horse Transaction, the common shares will be cancelled or redeemed for no consideration.

Just Energy may issue an unlimited number of common shares and up to 50,000,000 preferred shares. There are 48,078,637 common shares and no preferred shares currently issued and outstanding.  Just Energy does not pay a dividend on the common shares and cannot under the CCAA proceedings. Under the potential Stalking Horse Transaction, the common shares will be cancelled or redeemed and the common shareholders will receive no consideration.

Risks Related to Counterparties

The Company is subject to counterparty risk, if a counterparty were to default on its contractual obligations, it could have a material adverse impact on the Company’s financial condition, operating results, cash flow and liquidity.

Just Energy enters into long-term derivative contracts with its counterparties. If a derivative counterparty were to default on its contractual obligations, Just Energy would be required to replace its contracted commodities or instruments at prevailing market prices, which may negatively affect the Company’s business, financial condition, cash flows or liquidity. Just Energy mitigates credit risk by procuring its derivatives from investment grade rated counterparties or requiring adequate financial assurance from unrated counterparties. While adequate financial assurances may offset Just Energy’s financial exposure to a counterparty, the counterparty default may have a material adverse impact on the Company’s financial condition, operating results, cash flow and liquidity.

Just Energy’s suppliers may fail to deliver commodities to Just Energy, which could have a material adverse impact on the Company’s financial condition, operating results, cash flow and liquidity.

Just Energy’s business model is based on contracting for supply of electricity or natural gas to deliver to its customers. Failure by Just Energy’s supply counterparties to deliver these commodities to Just Energy due to business failure, supply shortage, force majeure including as a result of COVID-19, or any other failure of such counterparties to perform their obligations under the applicable contracts would put Just Energy at risk of not meeting its delivery requirements with LDCs or ISOs, thereby resulting in penalties, price risk, liquidity and collateral risk. Just Energy attempts to mitigate supply delivery risk by diversifying its commodity procurement and purchasing from multiple suppliers. Following the filing under the CCAA, several of Just Energy’s supply counterparties terminated their supply agreements with Just Energy, limiting Just Energy’s ability to source supply from multiple counterparties. As a result, Just Energy may not be able to source supply from additional counterparties and may be limited to fewer suppliers especially in tight and illiquid markets. If any of the Company’s suppliers fail to deliver commodities or otherwise fail to perform under their contracts with Just Energy, it could have a material adverse impact on the Company’s financial condition, operating results, cash flow and liquidity.

Risks Related to Legal and Regulatory Requirements

Regulatory investigations or other administrative proceedings could expose us to significant liabilities and reputational damage that could have a material adverse effect on the Company’s business, operating results and financial condition.

Just Energy may receive complaints from consumers which may involve sanctions from regulatory and legal authorities. The most significant potential sanction is the suspension or revocation of a license which would prevent Just Energy from selling in a particular jurisdiction.

Litigation and legal proceedings could expose us to significant liabilities and reputational damage that could have a material adverse effect on the Company’s business, operating results and financial condition.

In addition to the litigation referenced herein (refer to Part I. Item 8. “Financial Statements and Supplementary Data”, Note 25(d), Commitment and Contingencies) (refer to Part I, Item 3 “Legal proceedings”) and occurring in the ordinary course of business, Just Energy may in the future be subject to additional class actions and other actions. This litigation is, and any such additional litigation could be, time consuming and expensive and could distract the executive team from the conduct of Just Energy’s business and may result in costly settlement arrangements. An adverse resolution or reputational damage of any specific lawsuit could have a material adverse effect on Just Energy’s business, financial condition or operating results and the ability to favorably resolve other lawsuits.

The Company makes significant estimates and judgments in connection with the development of its financial statements. To the extent actual results are different than the estimates, it could result in a material adverse impact on the Company’s financial condition, operating results, cash flow and liquidity.

Just Energy makes accounting estimates and judgments in the ordinary course of business. Such accounting estimates and judgments will affect the reported amounts of Just Energy’s assets and liabilities as of the date of its financial statements and the reported amounts of its operating results during the periods presented. Additionally, Just Energy interprets the accounting rules in existence as at the date of its financial statements when the accounting rules are not specific to a particular event or transaction. If the underlying estimates are ultimately proven to be incorrect, or if Just Energy’s auditors or regulators subsequently interpret Just Energy’s application of accounting rules differently, subsequent adjustments could have a material adverse effect on Just Energy’s operating results for the period or periods in which the change is identified. Additionally, subsequent adjustments could require Just Energy to restate its historical financial statements. The occurrence of any of the foregoing could result in a material adverse impact on the Company’s financial condition, operating results, cash flow and liquidity.

Just Energy implements changes to accounting rules and interpretations as required in accordance with U.S. GAAP, there is no guarantee that such changes will not have a material adverse impact on Just Energy’s financial condition and operating results.

Implementation of and compliance with changes in accounting rules and interpretations could adversely affect Just Energy’s financial condition and operating results or cause unanticipated fluctuations in operating results in future periods. The accounting rules and regulations that Just Energy must comply with are complex and regularly changing. Any future changes to accounting rules and interpretations of such rules in accordance with U.S GAAP may have a material adverse impact on Just Energy’s financial condition and operating results.

Just Energy has reported material weakness in its financial statements. The inability of Just Energy to remedy such material weaknesses effectively could have a material adverse impact on Just Energy’s business, financial condition, operating results and liquidity.

Just Energy faces the risk of deficiencies in its internal control over financial reporting and disclosure controls and procedures. The Board of Directors, in coordination with the Audit Committee, is responsible for assessing the progress and sufficiency of internal control over financial reporting and disclosure controls and procedures, which are adjusted as necessary. Any deficiencies, if uncorrected, could result in Just Energy’s financial statements being inaccurate and may require future adjustments and/or restatements of historical financial statements. The occurrence of any of the foregoing could have a material adverse impact on Just Energy’s business, financial condition, operating results and liquidity.

General Risk Factors

The COVID-19 pandemic has had and could continue to have a material adverse impact on the Company’s business, financial condition, cash flow and operating results.

COVID-19 has had and could continue to have a material adverse impact on the Company’s business, including its financial condition, cash flow and operating results. COVID-19 was first reported in December 2019 and has since spread to over 200 countries and territories. In March 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. The resulting emergency measures enacted by governments in Canada, the United States and around the world, caused material disruption to many businesses and the economies in Canada and the United States. As the pandemic and responses to it continue, the Company may experience further disruptions to commodities markets, supply chains and the health, availability and efficiency of the Company’s workforce, which could adversely affect its ability to conduct its business and operations and limit the Company’s ability to execute its business plan. Both the outbreak of the disease and measures taken to slow its spread have created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact the Company’s business, financial condition, cash flow and operating results. The ultimate impact will depend on future developments, including, among other things, the efficacy of the COVID-19 vaccines, the spread of vaccine resistant strains of the virus, ultimate duration of the COVID-19 pandemic, the depth and duration of the economic downturn and other economic effects of the COVID-19 pandemic, the consequences of governmental and other measures designed to prevent the spread of the COVID-19 pandemic, actions taken by governmental authorities, customers, lenders, contract counterparties, vendors and other parties with whom we have business relations and the timing and extent to which normal economic and operating conditions resume.

Public health crises, such as COVID-19, may have a material adverse impact on the Company’s operations.

Just Energy’s business, operations, financial condition and operating results could be materially adversely affected by the outbreak of epidemics, pandemics or other health crises, such as the outbreak of the COVID-19. Such public health crises can result in operational and supply chain delays and disruptions, global stock market and financial market volatility, declining trade and market sentiment, reduced movement of people and labor shortages, and travel and shipping disruption and shutdowns, including as a result of government regulation and prevention measures, or a fear of any of the foregoing, all of which could affect commodity prices, interest rates, credit ratings, credit risk and inflation.

Just Energy may experience business and operational interruptions relating to COVID-19 and other such events outside of the Company’s control, which could have a material adverse impact on the business, financial condition, operating results and the market for the securities.

In addition, Just Energy has certain back-office operations conducted by its affiliate located in India. The COVID-19 pandemic in India and resulting government measures have impacted Just Energy’s business and operations and may have a material adverse impact on the Company’s business if such operations are unable to run at full capacity.

The loss of the services of key management and personnel could adversely affect the Company’s ability to successfully operate its businesses.

Just Energy’s future success depends on, among other things, its ability to keep the services of its executives and to hire other highly qualified employees at all levels. Just Energy competes with other potential employers for employees and may not be successful in hiring and keeping the services of executives and other employees that it needs. The loss of the services of, or the inability to hire, executives or key employees could hinder Just Energy’s business operations and growth and adversely affect Just Energy’s ability to successfully operate its business.

Additionally, while the Company has modified or restricted certain business and workforce practices (including employee travel, presence at employee work locations, and physical participation in meetings, events, and conferences) to protect the health and safety of the Company’s workforce, and to conform to government orders and best practices encouraged by governmental and regulatory authorities, Just Energy depends on its workforce to operate its business and deliver products and services to its customers. If a large portion of the Company’s operational workforce were to contract COVID-19 or otherwise become unavailable, it could adversely affect the Company’s ability to successfully operate its business.

The conflict between Russia and Ukraine and the related disruptions to the global economy could adversely affect our business, financial condition, or results of operations.

The global economy has been negatively impacted by the recent conflict between Russia and Ukraine. Governments in the United States, United Kingdom, and European Union have imposed sanctions on certain products, industry sectors, and parties in Russia. Although we do not have any operations in Russia or Ukraine, we have experienced and may continue to experience increased costs for commodities due in part to the negative impact of the conflict on the global economy. If the conflict continues for an extended period of time, it could result in cyberattacks, supply chain disruptions, lower consumer demand, changes in foreign exchange rates, and other impacts, which may adversely affect our business, financial condition, or results of operations.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTY AND EQUIPMENT

The Company maintains leased facilities for corporate headquarters in the U.S. and Canada and to conduct the Company’s business operations, which, to the best of the Company’s knowledge are in good condition and working order. Outside the corporate headquarters in Canada and the U.S., the Company does not have material property, plants and equipment.

Please also refer to Part II, Item 8, “Financial Statements and Supplementary Data”, Note 10 Property and Equipment of this Annual Report for a detailed description of different components of the property and equipment.

ITEM 3.LEGAL PROCEEDINGS

Just Energy and its subsidiaries are party to a number of legal proceedings. Other than as set out below, Just Energy believes that each proceeding constitutes legal matters that are incidental to the business conducted by Just Energy and that the ultimate disposition of the proceedings will not have a material adverse effect on its consolidated earnings, cash flows or financial position.

On March 9, 2021, Just Energy filed for and received creditor protection pursuant to the Court Order under the CCAA and similar protection under Chapter 15 in connection with the Weather Event. On September 15, 2021, the Ontario Court approved the Company’s request to establish a claims process to identify and determine claims against the Company and its subsidiaries that are subject to the ongoing Claims Procedure Order. As part of the CCAA proceedings and in accordance with the Claims Procedure Order, Just Energy continues to review and determine which claims will be allowed, modified or disallowed which may result in additional liabilities subject to compromise that are not currently reflected in the Consolidated Financial Statements (Part II, Item 8, “Financial Statements and Supplementary Data”). Currently, the total claims filed against Just Energy and its subsidiaries pursuant to the Claims Procedure Order are in excess of $14 billion, including approximately $1 billion in secured claims which include letters of credit. The previously disclosed class action against Just Energy, Just Energy Corp. and Just Energy Ontario L.P. with Haidar Omarali as plaintiff, and certain other class action claims, are subject to the Claims Procedure Order. Just Energy expects that the final amount of accepted unsecured claims will be much lower than the face amount of the filed claims. However, on August 4, 2022 Just Energy entered into the Stalking Horse Transaction Agreement with the Stalking Horse Purchaser and the SISP Support Agreement in connection with the SISP that is intended to facilitate its exit from the Company’s ongoing insolvency proceedings as a going concern. The Stalking Horse Transaction provides that certain secured creditors will receive cash payments and/or equity in exchange for their debt, and existing equityholders’ interests will be cancelled or redeemed for no consideration.  In addition, no amounts will be available for distribution to the Just Energy Entities’ general unsecured creditors, including the previously disclosed class action against Just Energy, Just Energy Corp. and Just Energy Ontario L.P. with Haidar Omarali as plaintiff, and certain other class action claims.

On July 23, 2019, Just Energy announced that, as part of its Strategic Review process, management identified customer enrolment and non–payment issues, primarily in Texas. In response to this announcement, and in some cases in response to this and other subsequent related announcements, putative class action lawsuits were filed in the United States District Court for the Southern District of New York, in the United States District Court for the Southern District of Texas and in the Ontario Court, on behalf of investors that purchased Just Energy Group Inc. securities during various periods, ranging from November 9, 2017 through August 19, 2019. The U.S. lawsuits have been consolidated in the United States District Court for the Southern District of Texas with one lead plaintiff and the Ontario lawsuits have been consolidated with one lead plaintiff. The U.S. lawsuit seeks damages allegedly arising from violations of the United States Securities Exchange Act. The Ontario lawsuit seeks damages allegedly arising from violations of Canadian securities legislation and of common law. The Ontario lawsuit was subsequently amended to, among other things, extend the period to July 7, 2020. On September 2, 2020, pursuant to Just Energy’s plan of arrangement, the Superior Court of Justice (Ontario) ordered that all existing equity class action claimants shall be irrevocably and forever limited solely to recovery from the proceeds of the insurance policies payable on behalf of Just Energy or its directors and officers in respect of any such existing equity class action claims, and such existing equity class action claimants shall have no right to, and shall not, directly or indirectly, make any claim or seek any recoveries from any of the released parties or any of their respective current or former officers and directors in respect of any existing equity class action claims, other than enforcing their rights to be paid by the applicable insurer(s) from the proceeds of the applicable insurance policies. Pursuant to the CCAA proceedings, these proceedings have been stayed. Just Energy denies the allegations and will vigorously defend against these claims if they proceed.

On November 12, 2021, Just Energy, along with the Just Energy Parties, initiated the ERCOT Lawsuit against ERCOT and the PUCT in the Houston Court. The Lawsuit seeks to recover payments that were made by the Just Energy Parties to ERCOT for certain invoices relating to the Weather Event. On February 2, 2022, the Houston Court dismissed the Lawsuit against the PUCT.

ITEM 4.MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company were halted from trading on the TSX on March 9, 2021 and the Company delisted from the TSX on June 3, 2021. The Company listed its common shares on the TSX-V as of June 4, 2021 under the symbol “JE”. In addition, the Company was delisted from the NYSE on March 22, 2021 and was listed on the OTC under the symbol “JENGQ” on March 23, 2021.

On May 19, 2022, the common shares of the Company were transferred from the TSX Venture Exchange to the NEX and are trading under the symbol “JE.H.”. The Company’s common shares continue to trade on the OTC Pink Market under the symbol “JENGQ”.

Market information and holders

The Company’s common shares trade on the NEX under the symbol “JE.H” and on the OTC under the symbol “JENGQ”. As of August 4, 2022, the closing market price of our common shares was C$0.33 per share, and there were approximately 30 holders of record.

Dividends

Just Energy does not pay a dividend on its common shares and we are not allowed to pay dividends under the CCAA proceedings. Under the potential Stalking Horse Transaction, the common shares will be cancelled or redeemed and common shareholders will receive no consideration.

Purchases of equity securities by the issuer and affiliated purchasers

Not applicable.

ITEM 6.[RESERVED]

[Reserved]

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A is a review of the financial condition and operating results of Just Energy for the three months and year ended March 31, 2022. This MD&A has been prepared with all information available up to and including August 4, 2022. This MD&A should be read in conjunction with Just Energy’s Consolidated Financial Statements for the year ended March 31, 2022 (Part II, Item 8, “Financial Statements and Supplementary Data”). The financial information contained herein has been prepared in accordance with U.S. GAAP. All dollar amounts are expressed in US dollars unless otherwise noted. The annual report and supplementary information can be found on Just Energy’s corporate website at investors.justenergy.com. Additional information can be found on SEDAR at www.sedar.com or on the SEC website at www.sec.gov.

COMPANIES’ CREDITIORS ARRANGEMENT AND CHAPTER 15 PROCEEDINGS

In February 2021, the State of Texas experienced the Weather Event. The Weather Event led to increased electricity demand and sustained high prices from February 13, 2021 through February 20, 2021. As a result of the losses sustained and without sufficient liquidity to pay the corresponding invoices from the ERCOT when due, and accordingly, on March 9, 2021, Just Energy applied for and received Court Orders under the CCAA from the Ontario Court and under Chapter 15 in the U.S. from the Houston Court. Protection under the Court Orders allows Just Energy to operate while it restructures its capital structure.

As part of the CCAA filing, the Company entered into a $125.0 million DIP Facility financing with certain affiliates of PIMCO (refer to Part II, Item 8, “Financial Statements and Supplementary Data”, Note 16(a) and Note 26 Related Party Transactions). The Company also entered into qualifying support agreements with its largest commodity supplier and ISO services provider. The filings and associated DIP Facility arranged by the Company, enabled Just Energy to continue all operations without interruption throughout the U.S. and Canada and to continue making payments required by ERCOT and satisfy other regulatory obligations.

On September 15, 2021, the Ontario Court approved the Company’s request to establish a claims process to identify and determine claims against the Company and its subsidiaries that are subject to the ongoing Claims Procedure Order. As part of the CCAA proceedings and in accordance with the Claims Procedure Order, Just Energy continues to review and determine which claims will be allowed, modified or disallowed, which may result in additional liabilities subject to compromise that are not currently reflected in the Consolidated Financial Statements (refer to Part II, Item 8, “Financial Statements and Supplementary Data” Note 25(d) Commitments and Contingencies).

Plan Support Agreement

As previously disclosed, in connection with the CCAA filing, on May 12, 2022, the Company, the Stalking Horse Purchaser and certain other parties thereto, entered into a plan support agreement (the “Plan Support Agreement”). Upon the execution of the SISP Support Agreement (as defined below), the Plan Support Agreement and the transactions contemplated thereunder were automatically terminated pursuant to its terms.

The Plan Support Agreement contemplated the implementation of a recapitalization and financial restructuring of the Just Energy Entities through: (i) a reorganization of the Just Energy Entities, (ii) a rights offering for the issuance of approximately $192.5 million of new common equity which would be backstopped by the Stalking Horse Purchaser pursuant to the Backstop Commitment Letter, (iii) the issuance of new preferred equity, which would be owned entirely by the Stalking Horse Purchaser, and new common equity, (iv) the cancellation for no consideration of all outstanding shares of the Company and (v) the entry into the new credit agreement and the new intercreditor agreement.

The Plan Support Agreement contained certain covenants on the part of the parties thereto, as well as certain conditions to the obligations of such parties and for termination upon the occurrence of certain events, including, without limitation, the failure to achieve certain milestones and certain breaches by the parties under the Plan Support Agreement.

Backstop Commitment Letter

Also, as previously disclosed, in connection with the Plan Support Agreement, on May 12, 2022, the Stalking Horse Purchaser entered into a Backstop Commitment Letter (the “Backstop Commitment Letter”) with Just Energy (U.S.) Corp., pursuant to which the Stalking Horse Purchaser (the “Backstop Parties”) agreed to backstop the approximately $192.5 million rights offering contemplated by the Plan Support Agreement. Upon the execution of the SISP Support Agreement (as defined below), the Backstop Commitment Letter and the transactions contemplated thereunder were automatically terminated pursuant to its terms.

Under the Backstop Commitment Letter, the Backstop Parties agreed, subject to the terms and conditions of the Backstop Commitment Letter, to (i) purchase new common equity of the new parent company of the Just Energy Entities, (ii) subscribe for and receive its pro rata share of any unsubscribed new common equity in the rights offering and (iii) subscribe for and receive its pro rata share of new common equity in the rights offering upon the failure by another participant to fulfill its subscription obligations by the participation deadline. The issuance of the new common equity under the rights offering will represent in the aggregate 80% of the new common equity of the new parent company of the Just Energy Entities.

Under the Backstop Commitment Letter, Just Energy (U.S.) Corp. agreed to issue and deliver 10% of the outstanding new common shares on the effective date, which would have constituted backstop commitment fee shares. In addition, Just Energy (U.S.) Corp. agreed to pay a termination fee of $15 million to the Backstop Parties if the Plan Support Agreement is terminated under certain circumstances. Pursuant to the Backstop Commitment Letter, the term loan lenders of the Just Energy Entities were entitled to participate in the rights offering as backstop parties for their pro rata shares of new common equity. The Backstop Parties’ commitments to backstop the rights offering and the other transactions contemplated by the

Backstop Commitment Letter were conditioned upon the satisfaction of all applicable conditions set forth in the Backstop Commitment Letter.

PROPOSED SALE AND INVESTMENT SOLICITATION PROCESS AND STALKING HORSE TRANSACTION

On August 4, 2022, the Company entered into a stalking horse transaction agreement (the “Stalking Horse Transaction Agreement”) with the Stalking Horse Purchaser and a support agreement (the “SISP Support Agreement”) in connection with the SISP that is intended to facilitate its exit from the Company’s ongoing insolvency proceedings as a going concern.

Under the SISP, interested parties are invited to participate in accordance with the approved SISP procedures. If one or more qualified bids (other than the transaction contemplated by the Stalking Horse Transaction) are received by September 29, 2022, then Just Energy intends to proceed with an auction to determine the successful bid(s), subject to the terms of the approved SISP procedures. If the Stalking Horse Purchaser is determined to be the successful bidder at the conclusion of the SISP and is subsequently approved by the Court, the Stalking Horse Purchaser will become the sole shareholder of Just Energy (U.S.) Corp., which will be the new parent company of all of the Just Energy Entities, including the Company, and the Just Energy Entities will continue their business and operations as a going concern.

The SISP Support Agreement further contemplates the entry into the Stalking Horse Transaction pursuant to the Stalking Horse Transaction Agreement, under which, among other things, (A) the Stalking Horse Purchaser agreed to act as a “stalking horse” bidder with respect to the SISP, (B) the existing common shares and all other equity interests of the Company would be cancelled or redeemed for no consideration, (C) the issuance of new common equity and new preferred equity of the new parent company of the Just Energy Entities, which will be owned entirely by certain affiliates of the Stalking Horse Purchaser, and (v) the entry into a new credit agreement and a new intercreditor agreement on the terms set forth in the term sheets appended to the SISP Support Agreement.

The SISP Support Agreement contains certain covenants on the part of the parties thereto, as well as certain termination rights upon the occurrence of certain events, including, without limitation, (i) the failure to achieve certain milestones and certain breaches by the parties under the SISP Support Agreement and (ii) the Stalking Horse Purchaser not being the successful bidder under the SISP procedures. Additionally, upon the execution of the SISP Support Agreement, each of the Plan Support Agreement, the Backstop Commitment Letter and the transactions contemplated thereunder were automatically terminated.

Key terms of the Stalking Horse Transaction include:

●	The Stalking Horse Purchaser will become the sole shareholder of Just Energy (U.S.) Corp., which will be the new parent company of all of the Just Energy Entities, including the Company, and the Just Energy Entities will continue their business and operations as a going concern.
●	The purchase price payable pursuant to the Stalking Horse Transaction is (i) $184.9 million in cash; plus (ii) a credit bid of approximately $230 million plus accrued interest of secured claims assigned to the Stalking Horse Purchaser; plus (iii) the assumption of Assumed Liabilities (as defined below), including up to CAD$10 million owing under the Company’s first lien credit facility (the “Credit Facility Remaining Debt”) to remain outstanding under an amended and restated credit agreement.
●	Post-filing claims, the Credit Facility Remaining Debt, claims by energy regulators, and certain other liabilities enumerated in the Stalking Horse Transaction Agreement (“Assumed Liabilities”) will continue to be liabilities of the Just Energy Entities following consummation of the Stalking Horse Transaction. Excluded liabilities and assets of the Just Energy Entities will be discharged from the Just Energy Entities pursuant to an Approval and Vesting Order to be sought subject to the Stalking Horse Transaction being the successful bid in the SISP.
●	No amounts will be available for distribution to the Just Energy Entities’ general unsecured creditors, including the Term Loan lenders.
●	All currently outstanding shares, options and other equity of Just Energy will be cancelled or redeemed for no consideration and without any vote of the existing shareholders.

●	A break-up fee of $14.7 million to be paid to the Stalking Horse Purchaser upon the consummation of an Alternative Restructuring Proposal (as defined in the Transaction Agreement) in the event of termination of the Transaction Agreement in certain specified circumstances.

The parties’ obligations under the Stalking Horse Transaction Agreement are conditioned upon the satisfaction or waiver of all applicable conditions set forth in the Stalking Horse Transaction Agreement, including, among others, the entry by the Court of the SISP Order and the Vesting Order, the completion of the Implementation Steps by the Just Energy Entities, the receipt of all required Transaction Regulatory Approvals (as defined in the Transaction Agreement) and that upon the consummation of the Transaction, no Just Energy Entity will be a reporting issuer (or equivalent) under any United States or Canadian securities laws.

On June 7, 2022, the Ontario Court extended the stay until August 19, 2022. The stay extension allows the Company to continue to operate in the ordinary course of business while pursuing its proposed restructuring plan.

On May 19, 2022, the common shares of the Company were transferred from the TSX Venture Exchange to the NEX and are trading under the symbol “JE.H.”.  The Company’s common shares continue to trade on the OTC Pink Market under the symbol “JENGQ”.

WEATHER EVENT RELATED UPLIFT SECURITIZATION PROCEEDS

On June 16, 2021, HB 4492 became law in Texas. HB 4492 provides a mechanism for recovery of certain Weather Event Costs, incurred by various parties, including the Company, during the Weather Event, through certain securitization structures.

On October 13, 2021, the PUCT approved the Final Order authorizing the securitization of certain Weather Event Costs by ERCOT. On December 7, 2021, ERCOT filed its calculation with the PUCT in accordance with the PUCT Final Order implementing HB 4492. The Company received $147.5 million in June 2022.

SALE OF ECOBEE INVESTMENTS

On December 1, 2021, Generac completed the acquisition of all issued and outstanding shares of ecobee, including all of the ecobee shares held by the Company. The Company held approximately 8% of the ecobee shares. The Company received $12.3 million cash and 80,281 shares of Generac common stock. The Company subsequently sold all of the Generac shares for a sum of $28.4 million during December 2021, resulting in total consideration of approximately $40.7 million. This sale has resulted in a gain on investment of $15.0 million recorded in the Consolidated Statement of Operations for the year ended March 31, 2022. The Company could receive up to an additional $8.0 million in Generac stock during 2022 and 2023, provided that certain performance targets are achieved by ecobee.

Forward-looking information

This MD&A may contain forward-looking statements, including, without limitation, statements with respect to the CCAA proceedings. These statements are based on current expectations that involve several risks and uncertainties which could cause actual results to differ from those anticipated. These risks include, but are not limited to, risks with respect to: the ability of the Company to continue as a going concern; the outcome of proceedings under the CCAA and similar proceedings in the United States, including the SISP; the outcome of any potential litigation with respect to the Weather Event, the outcome of any invoice dispute with ERCOT; the Company’s discussions with key stakeholders regarding the CCAA proceedings; the impact of the evolving COVID-19 pandemic on the Company’s business, operations and sales; uncertainties relating to the ultimate spread, severity and duration of COVID-19 and related adverse effects on the economies and financial markets of countries in which the Company operates; the ability of the Company to successfully implement its business continuity plans with respect to the COVID-19 pandemic; the Company’s ability to access sufficient capital to provide liquidity to manage its cash flow requirements; general economic, business and market conditions; the ability of management to execute its business plan; levels of customer natural gas and electricity consumption; extreme weather conditions; rates of customer additions and renewals; customer credit risk; rates of customer attrition; fluctuations in natural gas and electricity prices; interest and exchange rates; actions taken by governmental authorities including energy marketing regulation; increases in taxes and changes in government regulations and incentive programs; changes in regulatory regimes; results of litigation and decisions by regulatory authorities; competition; and

dependence on certain suppliers. Additional information on these and other factors that could affect Just Energy’s operations or financial results are included in Just Energy’s annual information form and other reports on file with U.S. Securities and Exchange Commission website at www.sec.gov or Canadian securities regulatory authorities which can be accessed through the SEDAR website at www.sedar.com and on the U.S. Securities and Exchange Commission’s website at www.sec.gov or through Just Energy’s website at investors.justenergy.com.

Company overview

Just Energy is a CBCA corporation created on January 1, 2011, pursuant to a plan of arrangement approved by unitholders of the Just Energy Income Fund on June 29, 2010, and by the Alberta Court of the Queen’s Bench on June 30, 2010. Just Energy is a retail energy provider specializing in electricity and natural gas commodities, energy efficient solutions, carbon offsets and renewable energy options. Operating in the U.S. and Canada, Just Energy serves both residential and commercial customers, providing homes and businesses with a broad range of energy solutions that deliver comfort, convenience and control. Just Energy is the parent company of Amigo Energy, Filter Group, Hudson Energy, Interactive Energy Group, Tara Energy and Terrapass.

On May 19, 2022, the common shares of the Company were transferred from the TSX Venture Exchange to the NEX and are trading under the symbol “JE.H.”. The Company’s common shares continue to trade on the OTC Pink Market under the symbol “JENGQ”.

Continuing operations overview

MASS MARKETS SEGMENT

The Mass Markets segment includes customers acquired and served under the Just Energy, Tara Energy, Amigo Energy and Terrapass brands. Marketing of the energy products of this segment is primarily done through the digital and retail sales channels. Mass Market customers make up 73% of Just Energy’s Base Gross Margin, which is currently focused on price–protected and flat–bill product offerings, as well as JustGreen products. To the extent that certain customers are better served by shorter–term or enhanced variable rate products, the Mass Markets segment’s sales channels offer these products.

Just Energy also provides home water filtration systems with its line of consumer product and service offerings through Filter Group.

COMMERCIAL SEGMENT

The Commercial segment includes customers acquired and served under Hudson Energy, as well as brokerage services managed by Interactive Energy Group. Hudson Energy sales are made through three main channels: brokers, in-person commercial independent contractors and inside commercial sales representatives. Commercial customers make up 27% of Just Energy’s Base Gross Margin. Products offered to Commercial customers range from standard fixed–price offerings to “one off” offerings, tailored to meet the customer’s specific needs. These products can be fixed or floating rate or a blend of the two, and normally have a term of less than five years. Base Gross Margin per RCE for this segment is lower than it is for the Mass Markets segment, but customer acquisition costs and ongoing customer care costs per RCE are lower as well. Commercial customers also have significantly lower attrition rates than Mass Markets customers.

ABOUT JUST ENERGY’S PRODUCTS

Just Energy offers products and services to address customers’ essential needs, including electricity and natural gas commodities, energy efficient solutions, carbon offsets and renewable energy options as well as water quality and filtration devices.

Electricity

Just Energy services various states and territories in the U.S. and Canada with electricity. A variety of electricity solutions are offered, including fixed–price, flat–bill and variable–price products on both short–term and longer–term contracts. Most of these products provide customers with price–protection programs for the majority of their electricity requirements. Just Energy uses historical usage data for enrolled customers to predict future customer consumption and to help with long–term supply procurement decisions. Flat–bill products offer customers the ability to pay a fixed amount per period regardless of usage.

Just Energy purchases electricity supply from market counterparties for Mass Markets and Commercial customers based on forecasted customer aggregation. Electricity supply is generally purchased concurrently with the execution of a contract for larger Commercial customers. Historical customer usage is obtained from LDCs, which, when normalized to average weather, provides Just Energy with expected normal customer consumption. Just Energy mitigates exposure to weather variations through active management of the electricity portfolio and the purchase of options, including weather derivatives. Just Energy’s ability to successfully mitigate weather effects is limited by the degree to which weather conditions deviate from normal and the availability and costs of such options. To the extent that balancing electricity requirements are outside the forecasted purchases, Just Energy bears the financial responsibility for excess or short supply caused by fluctuations in customer usage. Any supply balancing not fully covered through customer pass–throughs, active management or the options employed may increase or decrease Just Energy’s Base Gross Margin depending upon market conditions at the time of balancing.

Natural gas

Just Energy offers natural gas customers a variety of products ranging from five–year fixed–price contracts to month–to–month variable–price contracts. Gas supply is purchased from market counterparties based on forecasted consumption. For larger Commercial customers, gas supply is generally purchased concurrently with the execution of a contract. Variable rate products allow customers to maintain flexibility while retaining the ability to lock into a fixed price at their discretion. Flat–bill products offer customers the ability to pay a fixed amount per period regardless of usage or changes in the price of the commodity.

The LDCs provide historical customer usage which, when normalized to average weather, enables Just Energy to purchase the expected normal customer consumption. Just Energy mitigates exposure to weather variations through active management of the gas portfolio, which involves, but is not limited to, the purchase of options, including weather derivatives. Just Energy’s ability to successfully mitigate weather effects is limited by the degree to which weather conditions deviate from normal and the availability and costs of such options. To the extent that balancing requirements are outside the forecasted purchase, Just Energy bears the financial responsibility for fluctuations in customer usage. To the extent that supply balancing is not fully covered through active management or the options employed, Just Energy’s Base Gross Margin may increase or decrease depending upon market conditions at the time of balancing.

Territory	Gas delivery method
Manitoba, Ontario, Quebec and Michigan

The volumes delivered for a customer typically remain constant throughout the year. Revenues are not recognized until the customer consumes the gas. During the winter months, gas is consumed at a rate that is greater than delivery, resulting in accrued gas receivables, and, in the summer months, deliveries to LDCs exceed customer consumption, resulting in gas delivered in excess of consumption. Just Energy receives cash from the LDCs as the gas is delivered.

Alberta, British Columbia, Saskatchewan, California, Illinois, Indiana, Maryland, New Jersey, New York, Ohio and Pennsylvania

The volume of gas delivered is based on the estimated consumption and storage requirements for each month. The amount of gas delivered in the months of October to March is higher than in the months of April to September. Cash flow received from most of these markets is greatest during the fall and winter quarters, as cash is normally received from the LDCs in the same period as customer consumption.

JustGreen

Many customers have the ability to choose an appropriate JustGreen program to supplement their electricity and natural gas, providing an effective method to offset their carbon footprint associated with the respective commodity consumption.

JustGreen’s electricity products offer customers the option of having all or a portion of the volume of their electricity usage sourced from renewable green sources such as wind, solar, hydropower or biomass, via power purchase agreements and renewable energy certificates. JustGreen programs for gas customers involve the purchase of carbon offsets from carbon capture and reduction projects. Additional green products allow customers to offset their carbon footprint without buying energy commodity products and can be offered in all states and provinces without being dependent on energy deregulation.

Just Energy currently sells JustGreen electricity and gas in eligible markets across North America. Of all mass market customers who contracted with Just Energy in the past year, 40% purchased JustGreen for some or all of their energy needs. On average, these customers elected to purchase 93% of their consumption as green supply. For comparison, as reported for the trailing 12 months ended March 31, 2021, 37% of Mass Market customers who contracted with Just Energy chose to include JustGreen for an average of 98% of their consumption. As at March 31, 2022, JustGreen makes up 24% of the Mass Market electricity portfolio, compared to 25% in the year ago period. JustGreen makes up 24% of the Mass Market gas portfolio, compared to 17% in the year ago period.

Terrapass

Through Terrapass, customers can offset their environmental impact by purchasing high quality environmental products. Terrapass supports projects throughout North America and world–wide that destroy greenhouse gases, produce renewable energy and restore freshwater ecosystems. Each project is made possible through the purchase of carbon offsets, renewable energy credits and BEF Water Restoration Certificates®. Terrapass offers various purchase options for Mass Markets or Commercial customers, enabling businesses to incorporate seamless carbon offset options by providing marketing and product integration solutions.

Non–U.S. GAAP financial measures

Just Energy’s Consolidated Financial Statements (Part II, Item 8, “Financial Statements and Supplementary Data”) are prepared in accordance with U.S. GAAP. The financial measures that are defined below do not have a standardized meaning prescribed by U.S. GAAP and may not be comparable to similar measures presented by other companies. These financial measures should not be considered as an alternative to, or more meaningful than, net income (loss), cash flow from operating activities and other measures of financial performance as determined in accordance with U.S. GAAP; however, the Company believes that these measures are useful in providing relative operational profitability of the Company’s business.

BASE GROSS MARGIN

“Base Gross Margin” represents gross margin adjusted to exclude the effect of unrealized gains (losses) on derivative instruments, the one–time impact of the Weather Event, and the one–time non–recurring sales tax settlement. Base Gross

Margin is a key measure used by management to assess performance and allocate resources. Management believes that these realized gains (losses) on derivative instruments reflect the long–term financial performance of Just Energy and thus have included them in the Base Gross Margin calculation.

BASE EBITDA

“Base EBITDA” refers to EBITDA adjusted to exclude the impact of unrealized mark to market gains (losses) arising from U.S. GAAP requirements for derivative instruments, Reorganization Costs, share–based compensation, impairment of goodwill, intangible, inventory and others, Strategic Review costs, restructuring costs, gain on investment, realized gains (losses) related to gas held in storage until gas is sold, and non–controlling interest. This measure reflects operational profitability as the impact of the gain on investment, impairment of inventory and Reorganization Costs are one–time non–recurring events. Non–cash share–based compensation expense is treated as an equity issuance for the purposes of this calculation as it will be settled in common shares; the unrealized mark to market gains (losses) are associated with supply already sold in the future at fixed prices; and, the unrealized mark to market gains (losses) of weather derivatives are not related to weather in the current period.

Just Energy tries to ensure that customer margins are protected by entering into fixed–price supply contracts. Under U.S. GAAP, the customer contracts are not marked to market; however, there is a requirement to mark to market the future supply contracts. This creates unrealized and realized gains (losses) depending upon current supply pricing. Management believes that the unrealized mark to market gains (losses) do not impact the long–term financial performance of Just Energy and has excluded them from the Base EBITDA calculation.

Just Energy uses derivative instruments to hedge the gas held in storage for future delivery to customers. Under U.S GAAP, the customer contracts are not marked to market: however, there is a requirement to report the realized gains (losses) in the current period instead of recognizing them as a cost of inventory until delivery to the customer. Just Energy excludes the realized gains (losses) to EBITDA during the injection season and includes them during the withdrawal season in accordance with the customers receiving the gas. Management believes that including the realized gains (losses) during the withdrawal season when the customers receive the gas is more reflective of the operations of the business.

Just Energy recognizes the incremental acquisition costs of obtaining a customer contract as an asset since these costs would not have been incurred if the contract was not obtained and are recovered through the consideration collected from the contract. Commissions and incentives paid for commodity contracts and value–added products contracts are capitalized and amortized over the term of the contract. Amortization of these costs with respect to customer contracts is included in the calculation of Base EBITDA (as selling commission expenses). Amortization of incremental acquisition costs on value–added product contracts is excluded from the Base EBITDA calculation as value–added products are considered to be a lease asset akin to a fixed asset whereby amortization or depreciation expenses are excluded from Base EBITDA.

FREE CASH FLOW AND UNLEVERED FREE CASH FLOW

Free cash flow represents cash flow from operations less maintenance capital expenditures. Unlevered free cash flow represents free cash flows plus interest expense excluding the non–cash portion.

EMBEDDED GROSS MARGIN (“EGM”)

EGM is a rolling five–year measure of management’s estimate of future contracted energy and product gross margin. The commodity EGM is the difference between existing energy customer contract prices and the cost of supply for the remainder of the term, with appropriate assumptions for commodity RCE attrition and renewals. The product gross margin is the difference between existing value–added product customer contract prices and the cost of goods sold on a five–year undiscounted basis for such customer contracts, with appropriate assumptions for value–added product attrition and renewals. It is assumed that expiring contracts will be renewed at target margin renewal rates.

EGM indicates the gross margin expected to be realized over the next five years from existing customers. It is intended only as a directional measure for future gross margin. It is neither discounted to present value nor is it intended to consider administrative and other costs necessary to realize this margin.

Financial and operating highlights

For the three months ended March 31.

(thousands of dollars, except where indicated and per share amounts)

		% increase
	Fiscal 2022	(decrease)	Fiscal 2021
Revenue	$582,680	7%	$543,975
Base Gross Margin[1]	81,248	(22)%	103,573
Administrative expenses[2]	27,651	14%	24,255
Selling commission expenses	19,437	(13)%	22,333
Selling non-commission and marketing expense	13,459	21%	11,125
Provision for expected credit loss	8,188	42%	5,753
Reorganization Costs	41,003	3%	39,814
Interest expense	9,394	(29)%	13,297
Impairment of goodwill, intangible assets and other	10,377	(89)%	91,451
Income (Loss) for the period	300,450	NMF [3]	(306,558)
Base EBITDA[1]	12,913	(70)%	43,390
RCE Mass Markets count	1,201,000	5%	1,147,000
RCE Mass Markets net adds	27,000	NMF [3]	(40,000)
RCE Commercial count	1,554,000	(13)%	1,789,000

1 See “Non–U.S. GAAP financial measures” above.

2 Includes $0.1 million of Strategic Review costs for the fourth quarter of fiscal 2021.

3 Not a meaningful figure.

Revenue increased by 7% to $582.7 million for the three months ended March 31, 2022 compared to $544.0 million for the three months ended March 31, 2021. The increase was primarily driven by an increase in the Texas mass market customer base and higher commercial revenue in Canada.

Base Gross Margin decreased by 22% to $81.3 million for the quarter ended March 31, 2022 compared to $103.6 million for the quarter ended March 31, 2021. The decrease was primarily driven by unfavorable impact from higher supply cost.

Base EBITDA decreased by 70% to $12.9 million for the three months ended March 31, 2022 compared to $43.4 million for the three months ended March 31, 2021. The decrease was primarily driven by lower Base Gross Margin and higher administrative expenses, investment in digital marketing and sales agent costs, and provision for expected credit loss.

Administrative expenses increased by 14% to $27.7 million for the three months ended March 31, 2022 compared to $24.3 million to the three months ended March 31, 2021. The increase was primarily driven by lower incentive compensation accruals in prior year and certain billing costs that were reported under Base Gross Margin in the previous year.

Selling commission expenses decreased by 13% to $19.4 million for the three months ended March 31, 2022 compared to $22.3 million for the three months ended March 31, 2021. The decrease was primarily due to lower in-person and commercial sales in prior periods.

Selling non–commission and marketing expenses increased by 21% to $13.5 million for the three months ended March 31, 2022 compared to $11.1 million for the three months ended March 31, 2021. The increase was driven by investment in digital marketing and sales agent costs to drive customer additions and retention.

Provision for expected credit loss increased by 42% to $8.2 million for the three months ended March 31, 2022 compared to $5.8 million for the three months ended March 31, 2021. The increase in provision for expected credit loss was driven from the higher revenues in Texas mass market from an increase in customer base and release of credit reserves in the prior year, for Mass Markets partially offset by the release of credit reserves for Commercial in the current period.

Reorganization Costs include professional and advisory costs of $17.8 million, $1.5 million for the KERP and $21.7 million in prepetition claims, contract terminations and other costs.

Interest expense decreased by 29% to $9.4 million for the three months ended March 31, 2022 compared to $13.3 million for the three months ended March 31, 2021. The decrease is due to no longer using supplier financing on current payables and no longer accruing interest expense on the Term Loan due to the CCAA proceedings, offset by interest expense on the DIP Facility.

Income from continuing operations was $300.5 million for the three months ended March 31, 2022, compared to a loss from continuing operations of $306.6 million during the three months ended March 31, 2021, primarily driven by an increase in unrealized mark to market gains on derivative instruments associated with supply contracts and the loss related to the Weather Event in the fourth quarter of 2021. Unrealized mark to market gains and losses on derivative financial instruments relate to the supply the Company has purchased to deliver in the future to existing customers at fixed contractual prices.

Mass Markets RCE Net Adds for the three months ended March 31, 2022 was increased by 27,000 compared to a decrease of 40,000 for the three months ended March 31, 2021 driven by the increase in customer adds.

Financial and operating highlights

For the years ended March 31

(thousands of dollars, except where indicated and per share amounts)

		% increase
	Fiscal 2022	(decrease)	Fiscal 2021
Revenue	$2,154,608	4%	$2,074,828
Base Gross Margin[1]	339,630	(17)%	406,941
Administrative expenses[2]	108,186	(4)%	112,457
Selling commission expenses	83,769	(14)%	97,972
Selling non-commission and marketing expense	51,583	36%	37,796
Provision for expected credit loss	24,242	(6)%	25,712
Reorganization Costs	106,235	167%	39,814
Interest expense	34,868	(46)%	65,167
Impairment of goodwill, intangible assets and other	10,377	(89)%	91,451
Income (Loss) for the period	678,484	NMF [3]	(340,776)
Base EBITDA[1]	73,682	(47)%	139,647
Unlevered free cash flow[1]	(10,739)	(124)%	45,630
EGM Mass Market[4]	845,922	4%	816,077
EGM Commercial[4]	253,306	(13)%	291,195
RCE Mass Markets net adds	54,000	NMF [3]	(176,000)

1.“See “Non-U.S. GAAP financial measures” above

2.Includes $2.8 million of Strategic Review costs for fiscal 2021.

3.Not a meaningful figure

4.See “Embedded Gross Margin” on page 19

Revenue increased by 4% to $2,154.6 million for the year ended March 31, 2022 compared to $2,074.8 million for the year ended March 31, 2021. The increase was primarily driven by an increase in the Texas mass market customer base and higher commercial revenue in Canada.

Base Gross Margin decreased by 17% to $339.6 million for the year ended March 31, 2022 compared to $406.9 million for the year ended March 31, 2021. The decrease was primarily driven by an unfavorable impact from higher supply costs.

Base EBITDA decreased by 47% to $73.7 million for the year ended March 31, 2022 compared to $139.7 million for the year ended March 31, 2021. The decrease was driven primarily by lower Base Gross Margin and investment in digital and sales agent costs, partially offset by lower selling commission expenses.

Administrative expenses decreased by 4% to $108.2 million for the year ended March 31, 2022 compared to $112.5 million for the year ended March 31, 2021. The decrease was primarily driven by higher professional and legal fees in the prior year.

Selling commission expenses decreased by 14% to $83.8 million for the year ended March 31, 2022 compared to $98.0 million for the year ended March 31, 2021. The decrease was primarily due to lower direct in-person and commercial sales in prior periods.

Selling non–commission and marketing expenses increased by 36% to $51.6 million for the year ended March 31, 2022 compared to $37.8 million for the year ended March 31, 2021. The increase was driven by investment in digital marketing and sales agent costs to drive customer additions and retention.

Provision for expected credit loss decreased by 6% to $24.2 million for the year ended March 31, 2022 compared to $25.7 million for the year ended March 31, 2021. The decrease was driven by the release of reserves due to continued consistent payment trends along with recovery of previous write-offs in the Commercial segment, offset by higher expected credit losses in mass markets due to higher customer additions and higher Texas revenues.

Reorganization Costs include professional and advisory costs of $47.4 million, $7.2 million for the KERP and $51.6 million in prepetition claims, contract terminations and other costs.

Interest expense decreased by 46% to $34.9 million for the year ended March 31, 2022 compared to $65.2 million for the year ended March 31, 2021. The decrease is due to the September 2020 Recapitalization together with no longer using supplier financing on current payables and no longer accruing interest expense on the Term Loan due to the CCAA proceedings offset by interest expense on the DIP Facility.

Income from continuing operations was $678.5 million, compared to a loss from continuing operations of $340.8 million during the prior year, primarily driven by an increase in unrealized mark to market gains on derivative instruments associated with supply contracts, realized gains on investment and costs reimbursement related to the February 2021 winter storm under HB 4492, partially offset by the impacts of the Weather Event in the fourth quarter of 2021 and reorganization costs related to the proceedings under the CCAA proceedings and similar proceedings in the United States. Unrealized mark to market gains and losses on derivative financial instruments relate to the supply the Company has purchased to deliver in the future to existing customers at fixed contractual prices.

Unlevered free cash flow decreased by $56.4 million to an outflow of $10.7 million for the year ended March 31, 2022 compared to an inflow of $45.6 million for the year ended March 31, 2021. The decrease is due to professional and advisory costs related to the CCAA Proceedings in Fiscal 2022, the non-payment of trade and other payables subject to compromise under the CCAA in Fiscal 2021, offset by higher payments to ERCOT in Fiscal 2021.

Mass Markets EGM increased by 4% to $845.9 million as at March 31, 2022 compared to $816.1 million as at March 31, 2021. The increase was primarily driven by growth in the Texas mass market customer base.

Commercial EGM decreased by 13% to $253.3 million as at March 31, 2022 compared to $291.2 million as at March 31, 2021. The decline resulted from the decrease in the customer base.

Base Gross Margin

For the year ended March 31.

(thousands of dollars)

	Fiscal 2022			Fiscal 2021
	Mass			Mass
	Market	Commercial	Total	Market	Commercial	Total
Gas	$44,263	$13,780	$58,043	$85,772	$21,463	$107,235
Electricity	202,731	78,856	281,587	225,609	74,097	299,706
	$246,994	$92,636	$339,630	$311,381	$95,560	$406,941
Decrease	(21)%	(3)%	(17)%

Mass Markets

Mass Markets Base Gross Margin decreased by 21% to $247.0 million for the year ended March 31, 2022 compared to $311.4 million for the year ended March 31, 2021. The decrease was primarily driven by a decline in average realized Base Gross Margin driven by higher supply costs.

Gas

Mass Markets Gas Base Gross Margin decreased by 48% to $44.3 million for the year ended March 31, 2022 compared to $85.8 million for the year ended March 31, 2021. The decrease was primarily driven by a decline in the customer base and a decrease in average realized Base Gross Margin from higher supply costs.

Electricity

Mass Markets Electricity Base Gross Margin decreased by 10% to $202.7 million for the year ended March 31, 2022 compared to $225.6 million for the year ended March 31, 2021. The decrease is primarily driven by a decline in realized Base Gross Margin driven by higher supply costs, partially offset by an increase in the customer base.

Commercial

Commercial Base Gross Margin decreased by 3% to $92.6 million for the year ended March 31, 2022 compared to $95.6 million for the year ended March 31, 2021. The decrease was primarily driven by a decline in the customer base.

Gas

Commercial Gas Base Gross Margin decreased by 36% to $13.8 million for the year ended March 31, 2022 compared to $21.5 million for the year ended March 31, 2021. The decrease was primarily driven by lower realized Base Gross Margin and decline in customer base.

Electricity

Commercial Electricity Base Gross Margin increased by 6% to $78.9 million for the year ended March 31, 2022 compared to $74.1 million for the year ended March 31, 2021. The increase is primarily driven by higher realized Base Gross Margin, partially offset by a decline in customer base.

Mass Markets average realized Base Gross Margin

For the trailing 12 months ended March 31.

	Fiscal 2022		Fiscal 2021
	Base GM/RCE	% Change	Base GM/RCE
Gas	$227	(11)%	$256
Electricity	189	(38)%	305
Total	$219	(18)%	$268

Mass Markets average realized Base Gross Margin for the trailing 12 months ended decreased 18% to $219 compared to $268 for the trailing 12 months ended March 31, 2021. The decrease is primarily attributable to higher supply costs.

Commercial average realized Base Gross Margin

For the trailing 12 months ended March 31.

	Fiscal 2022		Fiscal 2021
	Base GM/RCE	% Change	Base GM/RCE
Gas	$51	(39)%	$83
Electricity	82	17%	70
Total	$75	3%	$73

Commercial average realized Base Gross Margin for the trailing 12 months ended increased 3% to $75 compared to $73 for the trailing 12 months ended March 31, 2021. The increase is primarily driven by higher average realized Base Gross Margin in the electricity markets.

Base EBITDA

For the three months ended March 31.

(thousands of dollars)

	Fiscal 2022	Fiscal 2021
Reconciliation to Consolidated Statements of Operations
Income (Loss) for the period	$300,450	$(306,558)
Add:
Interest expense	9,394	13,297
Provision (recovery) for income taxes	75,022	(1,815)
Amortization and depreciation	3,825	4,483
EBITDA	$388,691	$(290,593)
Add (subtract):
Unrealized (gain) loss of derivative instruments and other	(430,709)	(128,994)
Weather Event	–	320,200
Recapitalization costs	–	(8)
Reorganization Costs	41,003	39,814
Share-based compensation	330	664
Impairment of goodwill, intangible assets and other	10,377	91,451
Strategic Review costs	–	53
Realized (gain) loss of derivative instruments included in cost of goods sold	3,246	(1,019)
Loss from discontinued operations	–	–
Uplift charges ERCOT		10,183
(Gain) loss attributable to non-controlling interest	(25)	11
Sales tax settlement	–	1,499
Assets held for sale	–	129
Base EBITDA	$12,913	$43,390
Add(subtract)
Gross margin	$27,000	$(1,926,144)
Realized gain (loss) of derivative instruments and other	54,248	1,697,835
Sales tax settlement	-	1,499
Weather Event	-	330,383
Base Gross Margin	81,248	103,573
Add (subtract):
Administrative expenses	(27,651)	(24,255)
Selling commission expenses	(19,437)	(22,333)
Selling non-commission and marketing expense	(13,459)	(11,125)
Provision for expected credit loss	(8,188)	(5,753)
Strategic Review costs	-	53
Amortization included in cost of sales	16	34
Share-based compensation	330	664
(Gain) loss attributable to non-controlling interest	(25)	11
Other income	79	2,521
Base EBITDA	$12,913	$43,390

Analysis of the fourth quarter

Base EBITDA, which excludes the financial impact to the Company of the Weather Event, decreased by 70% to $12.9 million for the three months ended March 31, 2022 compared to $43.4 million for the three months ended March 31, 2021. The decrease was driven primarily by lower Base Gross Margin, higher administrative expenses, investment in digital and sales agent costs, partially offset by lower selling commission expenses.

Base gross margin, which excludes the financial impact to the Company of the Weather Event, decreased by 22% to $81.3 million for the three months ended March 31, 2022 compared to $103.6 million for the three months ended March 31, 2021. The decrease in Base gross margin was primarily driven by higher supply costs.

Administrative expenses increased by 14% to $27.7 million for the three months ended March 31, 2022 compared to $24.3 million for the three months ended March 31, 2021. The increase was primarily driven by lower incentive compensation accruals in prior year and certain billing costs that were reported under Base Gross Margin in the previous year.

Selling commission expenses decreased by 13% to $19.4 million for the three months ended March 31, 2022 compared to $22.3 million for the three months ended March 31, 2021. The decrease was primarily due to lower direct in-person and commercial sales in prior periods.

Selling non-commission and marketing expenses increased by 21% to $13.5 million for the three months ended March 31, 2022 compared to $11.1 million for the three months ended March 31, 2021 The increase was driven by investment in digital marketing and sales agent costs to drive customer additions and retention.

Provision for expected credit loss increased by 42% to $8.2 million for the three months ended March 31, 2022 compared to $5.8 million for the three months ended March 31, 2021. The increase in provision for expected credit loss was driven from the higher revenues in Texas Mass Market from an increase in customer base and release of credit reserves in the prior year for Mass Markets partially offset by the release of credit reserves for Commercial in the current period.

Base EBITDA

For the year ended March 31.

(thousands of dollars)

	Fiscal 2022	Fiscal 2021
Reconciliation to Consolidated Statements of Operations
Income (Loss) for the period	$678,484	$(340,776)
Add:
Interest expense	34,868	65,167
Provision for income taxes	72,495	1,736
Amortization and depreciation	19,760	18,269
EBITDA	$805,607	$(255,604)
Add (subtract):
Unrealized (gain) loss of derivative instruments and other	(682,393)	(50,923)
Weather Event	(147,958)	320,200
Recapitalization costs	–	(38,915)
Reorganization Costs	106,235	39,814
Gain on investment	(15,041)	–
Restructuring Costs	–	5,368
Non-cash adjustment to green obligations	(3,633)	–
Share-based compensation	1,480	4,962
Impairment of inventory	530	–
Impairment of goodwill, intangible assets and other	10,377	91,451
Strategic Review costs	–	2,801
Realized (gain) loss of derivative instruments included in cost of goods sold	(1,564)	2,534
Uplift charges ERCOT	–	10,183
Loss attributable to non-controlling interest	43	106
Sales tax settlement	–	7,699
Assets held for sale	–	(29)
Base EBITDA	$73,682	$139,647
Add(subtract)
Gross margin	$326,630	$(1,427,675)
Realized gain (loss) of derivative instruments and other	164,591	1,496,535
Non-cash adjustment to green obligations	(3,633)	–
Sales tax settlement	–	7,699
Weather Event	(147,958)	330,382
Base Gross Margin	339,630	406,941
Add (subtract):
Administrative expenses	(108,186)	(112,457)
Selling commission expenses	(83,769)	(97,972)
Selling non-commission and marketing expense	(51,583)	(37,796)
Provision for expected credit loss	(24,242)	(25,712)
Strategic Review costs	–	2,801
Amortization included in cost of sales	173	158
Share-based compensation	1,480	4,962
Loss attributable to non-controlling interest	43	106
Other income (expense)	136	(1,384)
Base EBITDA	$73,682	$139,647

Base EBITDA, which excludes the financial impact of the Weather Event, decreased by 47% to $73.7 million for the year ended March 31, 2022 compared to $139.7 million for the year ended March 31, 2021. The decrease was driven primarily by lower Base Gross Margin and investment in digital and sales agent costs, partially offset by lower selling commission expenses.

Base Gross Margin, which excludes the financial impact of the Weather Event, decreased by 17% to $339.6 million for the year ended March 31, 2022 compared to $406.9 million for the year ended March 31, 2021. The decrease in Base Gross Margin was primarily driven by higher supply costs.

Administrative expenses decreased by 4% to $108.2 million for the year ended March 31, 2022 compared to $112.5 million for the year ended March 31, 2021. The decrease was primarily driven by higher professional and legal fees in the prior year.

Selling commission expenses decreased by 14% to $83.8 million for the year ended March 31, 2022 compared to $98.0 million for the year ended March 31, 2021. The decrease was primarily due to lower direct in-person and commercial sales in prior periods.

Selling non–commission and marketing expenses increased by 36% to $51.6 million for the year ended March 31, 2022 compared to $37.8 million for the year ended March 31, 2021. The increase was driven by investment in digital marketing and sales agent costs to drive customer additions and retention.

Provision for expected credit loss decreased by 6% to $24.2 million for the year ended March 31, 2022 compared to $25.7 million for the year ended March 31, 2021. The decrease was driven by the release of reserves due to continued consistent payment trends along with recovery of previous write-offs in the Commercial segment, offset by higher expected credit losses in mass markets due to higher customer additions and higher Texas revenues.

Summary of quarterly results for continuing operations

(thousands of dollars, except per share amounts)

	Q4	Q3	Q2	Q1
	Fiscal 2022	Fiscal 2022	Fiscal 2022	Fiscal 2022
Revenues	$582,680	$516,185	$559,382	$496,361
Cost of goods sold	555,680	346,675	494,612	431,011
Gross margin	27,000	169,510	64,770	65,350
Realized gain of derivative instruments and other	54,248	63,885	33,726	12,732
Weather Event	–	(148,537)	(2,421)	3,000
Non-cash adjustment to green obligations	–	–	(3,633)	–
Base Gross Margin	81,248	84,858	92,442	81,082
Administrative expenses	27,651	26,074	29,816	24,643
Selling commission expenses	19,437	21,582	22,102	20,648
Selling non-commission and marketing expenses	13,459	13,000	13,436	11,688
Provision for expected credit loss	8,188	7,036	2,945	6,073
Interest expense	9,394	8,890	7,754	8,831
Income (loss) for the period from continuing operations	300,450	(110,881)	265,082	223,834
Income (loss) for the period	300,450	(110,881)	265,082	223,834
Base EBITDA from continuing operations	12,913	17,540	24,458	18,772

	Q4	Q3	Q2	Q1
	Fiscal 2021	Fiscal 2021	Fiscal 2021	Fiscal 2021
Revenues	$543,975	$481,619	$553,862	$495,372
Cost of goods sold	2,470,119	343,059	388,195	301,130
Gross margin	(1,926,144)	138,560	165,667	194,242
Realized loss of derivative instruments and other	1,697,835	(43,573)	(61,892)	(95,836)
Weather Event	330,383	–	–	–
Sales Tax settlement	1,499	6,200	–	–
Base Gross Margin	103,573	101,188	103,774	98,406
Administrative expenses	24,255	24,525	34,275	29,402
Selling commission expenses	22,333	23,403	26,271	25,965
Selling non-commission and marketing expenses	11,125	9,023	9,711	7,938
Provision for expected credit loss	5,753	2,579	8,744	8,636
Interest expense	13,297	13,648	22,376	15,846
Income (loss) for the period from continuing operations	(306,429)	(56,348)	(29,775)	51,747
Income (loss) for the period from discontinued operations, net	(129)	2,849	(2,655)	(36)
Income (loss) for the period	(306,558)	(53,499)	(32,429)	51,711
Base EBITDA from continuing operations	43,391	42,431	24,551	29,276

Just Energy’s results reflect seasonality, as Gas consumption by customers is typically highest in October through March and lowest in April through September. Electricity consumption is typically highest in January through March and July through September and lowest in October through December and April through June. Electricity and gas customers (RCEs) currently represent 78% and 22% of the commodity customer base, respectively. Since consumption for each commodity is influenced by weather, Just Energy believes the annual quarter over quarter comparisons are more relevant than sequential quarter comparisons.

Segmented Base EBITDA

For the year ended March 31.

(thousands of dollars)

	Fiscal 2022
			Corporate
	Mass		and shared
	Market	Commercial	services	Consolidated
Revenues	$1,190,326	$964,282	$–	$2,154,608
Cost of goods sold	(933,763)	(894,215)	–	(1,827,978)
Gross margin	256,563	70,067	–	326,630
Non-cash adjustment to green obligations	(3,438)	(195)	–	(3,633)
Weather Event	(125,845)	(22,113)	–	(147,958)
Realized gain of derivative instruments and other	119,714	44,877	–	164,591
Base Gross Margin	246,994	92,636	–	339,630
Add (subtract):
Administrative expenses	(31,947)	(11,622)	(64,617)	(108,186)
Selling commission expenses	(41,295)	(42,591)	–	(83,886)
Selling non-commission and marketing expense	(47,231)	(4,235)	–	(51,466)
Provision for expected credit loss	(23,250)	(992)	–	(24,242)
Amortization included in cost of goods sold	173	–	–	173
Share-based compensation	–	–	1,480	1,480
Other income (expense)	191	(55)	–	136
Loss attributable to non-controlling interest	43	–	–	43
Base EBITDA from continuing operations	$103,678	$33,141	$(63,137)	$73,682

	Fiscal 2021
			Corporate
	Mass		and shared
	Market	Commercial	services	Consolidated
Revenue	$1,161,905	$912,923	$–	$2,074,828
Cost of goods sold	(2,277,182)	(1,225,321)	–	(3,502,503)
Gross margin	(1,115,277)	(312,398)	–	(1,427,675)
Weather Event	274,080	56,302	–	330,382
Sales tax settlement	7,699	–	–	7,699
Realized gain of derivative instruments and other	1,144,879	351,656	–	1,496,535
Base Gross Margin	311,381	95,560	–	406,941
Add (subtract):
Administrative expenses	(26,823)	(12,551)	(73,083)	(112,457)
Selling commission expenses	(48,533)	(49,439)	–	(97,972)
Selling non-commission and marketing expense	(33,099)	(4,697)	–	(37,796)
Provision for expected credit loss	(17,590)	(8,122)	–	(25,712)
Amortization included in cost of goods sold	158	–	–	158
Share-based compensation	–	–	4,962	4,962
Strategic Review costs	–	–	2,801	2,801
Other income (expense)	(1,378)	(6)	–	(1,384)
Loss attributable to non-controlling interest	106	–	–	106
Base EBITDA from continuing operations	$184,222	$20,745	$(65,320)	$139,647

1 The segment definitions are provided on page 16.

Mass Markets segment Base EBITDA decreased by 44% to $103.7 million for the year ended March 31, 2022 compared to $184.2 million for the year ended March 31, 2021. The decrease was driven by a lower Base Gross Margin and higher administrative expenses, increased investment in digital marketing and sales agent costs and higher provision for expected credit loss, partially offset by lower selling commission expenses.

Commercial segment Base EBITDA increased by 60% to $33.1 million for the year ended March 31, 2022 compared to $20.8 million for the year ended March 31, 2021. The increase was driven by lower provision for expected credit loss and selling commission expenses, partially offset by lower Base Gross Margin.

Corporate and shared services costs were $63.1 million for the year ended March 31, 2022 compared to $65.3 million for the year ended March 31, 2021.

Acquisition Costs

The acquisition costs per customer for the trailing twelve months for mass market customers signed by sales agents including sales through digital channel and the commercial customers signed by brokers were as follows:

Trailing twelve months ended
	Fiscal 2022	Fiscal 2021
Mass Markets	$180/RCE	$195/RCE
Commercial	$36/RCE	$30/RCE

The mass markets average acquisition cost decreased by 8% to $180/RCE for the trailing twelve months ended March 31, 2022 compared to $195/RCE reported for the twelve months ended March 31, 2021, due to a change in channel mix towards lower cost channels.

The commercial average customer acquisition cost increased by 20% to 36/RCE for the trailing twelve months ended March 31, 2022 compared to $30/RCE for the twelve months ended March 31, 2021.

Customer summary

Customer Count

	As at		As at
	March 31,	% Increase	March 31,
	2022	(decrease)	2021
Mass Markets	874,000	3%	845,000
Commercial	94,000	(15)%	110,000
Total customer count	968,000	1%	955,000

The mass markets customer count increased 3% to 874,000 compared to March 31, 2021, primarily driven by increase in the Texas customer base.

The commercial customer count decreased 15% to 94,000 compared to March 31, 2021. The decline in Commercial customers is due to competitive price pressures in the United States.

COMMODITY RCE SUMMARY

	April 1,			Failed to	March 31,	% increase
	2021	Additions	Attrition	renew	2022	(decrease)
Mass Markets
Gas	261,000	33,000	(44,000)	(16,000)	234,000	(10)%
Electricity	886,000	314,000	(158,000)	(75,000)	967,000	9%
Total Mass Markets RCEs	1,147,000	347,000	(202,000)	(91,000)	1,201,000	5%
Commercial
Gas	408,000	7,000	(20,000)	(30,000)	365,000	(11)%
Electricity	1,381,000	142,000	(103,000)	(231,000)	1,189,000	(14)%
Total Commercial RCEs	1,789,000	149,000	(123,000)	(261,000)	1,554,000	(13)%
Total RCEs	2,936,000	496,000	(325,000)	(352,000)	2,755,000	(6)%

Mass Markets

Mass markets RCE additions increased by 109% to 347,000 for the year ended March 31, 2022 compared to 166,000 for the year ended March 31, 2021. The increase is driven by investment in digital marketing, as well as continued improvement in direct face–to–face channels. The COVID–19 pandemic had substantial impacts in the year ended March 31, 2021.

Mass markets RCE attrition decreased by 12% to 202,000 for the year ended March 31, 2022 as compared to 230,000 for the year ended March 31, 2021.

Mass markets Failed to renew RCEs decreased by 19% to 91,000 for the year ended March 31, 2022 compared to 112,000 for the year ended March 31, 2021.

Mass markets RCE Net Adds for the year ended March 31, 2022 was a gain of 54,000 compared to a loss of 176,000 for the year ended March 31, 2021, driven by the increase in customer additions and lower attrition and Failed to renew.

As at March 31, 2022, the U.S. and Canadian operations accounted for 88% and 12% of the mass markets RCE base, respectively.

Commercial

Commercial RCE additions decreased by 23% to 149,000 for the year ended March 31, 2022 compared to 194,000 for the year ended March 31, 2021.

Commercial RCE attrition decreased by 43% to 123,000 for the March 31, 2022 compared to 214,000 for the year ended March 31, 2021.

Commercial Failed to renew RCEs increased by 2% to 261,000 RCEs for the year ended March 31, 2022 compared to 256,000 RCEs for the year ended March 31, 2021.

As at March 31, 2022, the U.S. and Canadian operations accounted for 64% and 36% of the commercial RCE base, respectively

Total

As at March 31, 2022, the U.S. and Canadian operations remained unchanged at 74% and 26% of the RCE base, respectively, as compared to the year ended March 31, 2021.

COMMODITY RCE ATTRITION

	Trailing 12 months ended
	March 31, 2022	March 31, 2021
Mass Markets	18%	15%
Commercial	8%	12%

The mass markets attrition rate for the trailing 12 months ended March 31, 2022 increased by three percentage points to 18%.

The commercial attrition rate for the trailing 12 months ended March 31, 2022 decreased four percentage points to 8%.

	Three months ended
	March 31,	March 31,
	2022	2021
Mass Markets	4%	4%
Commercial	2%	2%

The mass markets attrition rate for the three months ended March 31, 2022 remained consistent at 4%.

The commercial attrition rate for the three months ended March 31, 2022 remained consistent at 2%.

COMMODITY RCE RENEWALS

	Trailing 12 months ended
	March 31, 2022	March 31, 2021
Mass Markets	79%	75%
Commercial	46%	52%

The mass markets renewal rate for the trailing 12 months ended March 31, 2022 increased four percentage points to 79% compared to 75% for the trailing 12 months ended March 31, 2021.

The commercial renewal rate for the trailing 12 months ended March 31, 2022 decreased by six percentage points to 46% compared to 52% for the trailing 12 months ended March 31, 2021.

	Three months ended
	March 31,	March 31,
	2022	2021
Mass Markets	82%	75%
Commercial	49%	55%

The mass markets renewal rate for the three months ended March 31, 2022, increased to 82% from 75% for the three months ended March 31, 2021.

The commercial renewal rate for the three months ended decreased to 49% from 55% for the three months ended March 31, 2021.

AVERAGE GROSS MARGIN PER RCE

The table below depicts the annual design margins on new and renewed contracts signed during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 for standard commodities, which does not include non–recurring non–commodity fees.

	Fiscal	Number of	Fiscal	Number of
	2022	RCEs	2021	RCEs
Mass Markets added or renewed	$250	484,651	$261	426,995
Commercial added or renewed[1]	$81	285,932	$62	363,479

1Annual gross margin per RCE excludes margins from Interactive Energy Group and large Commercial and Industrial customers.

For the year ended March 31, 2022, the mass markets average gross margin per RCE for the customers added or renewed was $250, a decrease of 5% from $261 for the three months ended March 31, 2021 due to higher supply costs and competitive pricing to support customer growth and retention.

For the year ended March 31, 2022 the commercial average gross margin per RCE for the customers added or renewed was $81, an increase of 14% from $71 for the three months ended March 31, 2021.

Liquidity and capital resources from continuing operations

SUMMARY OF CASH FLOWS
For the year ended March 31
(thousands of dollars)

	Fiscal 2022	Fiscal 2021
Operating activities from continuing operations	$(35,110)	$12,357
Investing activities from continuing operations	30,216	(5,516)
Financing activities from continuing operations	(39,402)	142,605
Effect of foreign currency translation	121	1,768
Increase (decrease) in cash	(44,175)	151,214
Cash and cash equivalents – beginning of period	172,666	21,452
Cash and cash equivalents – end of period	$128,491	$172,666

Operating activities

Cash flow from operating activities was an outflow of $35.1 million for the year ended March 31, 2022 compared to an inflow of $12.4 million for the year ended March 31, 2021. The increase in the outflow is due to professional and advisory costs related to the CCAA proceedings in Fiscal 2022, the non-payment of trade and other payables subject to compromise under the CCAA in Fiscal 2021, offset by higher payments to ERCOT in Fiscal 2021.

Investing activities

Cash flow from investing activities was an inflow of $30.2 million for the year ended March 31, 2022 compared to an outflow of $5.5 million for the year ended March 31, 2021. This is primarily due to $40.7 million in proceeds from the sale of the ecobee investment in December 2021, partially offset by $10.4 million for the capital expenditures for intangibles and purchases of equipment.

Financing activities, excluding dividends

Cash flow from financing activities was an outflow of $39.4 million for the year ended March 31, 2022 compared to an inflow of $142.6 million for the year ended March 31, 2021. The outflow is primarily driven by re-payments of $60.8 million under the Credit Facility to allow the issuance of Letters of Credit partially offset by $25.0 million in proceeds from the DIP Facility. For the year ended March 31, 2021 the inflow was primarily driven by $100.0 million in proceeds from the DIP Facility and $75.7 million in proceeds from issuance of common stocks offset by $17.1 million in share swap payout and $7.0 million in re-payments of Credit Facility.

Free cash flow and unlevered free cash flow

For the year ended March 31

(thousands of dollars)

	Fiscal 2022	Fiscal 2021
Cash flows from operating activities	$(35,110)	$12,357
Subtract: Maintenance capital expenditures	(10,497)	(9,188)
Free cash flow	(45,607)	3,169
Interest expense, cash portion	34,868	42,461
Unlevered free cash flow	$(10,739)	$45,630

1 See “Non–U.S. GAAP financial measures” above.

(1)	Free cash flow represents cash flow from operations less maintenance capital expenditures. Unlevered free cash flow represents free cash flow plus interest expense excluding the non-cash portion.

Unlevered free cash flow decreased by $56.4 million to an outflow of $10.7 million for the year ended March 31, 2022 compared to an inflow of $45.6 million for the year ended March 31, 2021. The decrease is due to professional and advisory costs related to the CCAA proceedings in Fiscal 2022, the non-payment of trade and other payables subject to compromise under the CCAA in Fiscal 2021, offset by higher payments to ERCOT in Fiscal 2021.

Selected Balance sheet data as at March 31, 2022, compared to March 31, 2021

The following table shows selected data from the Consolidated Financial Statements (Part II, Item 8, “Financial Statements and Supplementary Data”), as at the following periods:

	As at	As at
	March 31,	March 31,
	2022	2021
Assets:
Cash and cash equivalents	$125,755	$171,761
Trade and other receivables, net	308,941	270,538
Total fair value of derivative instrument assets	671,714	26,811
Other current assets	131,570	129,944
Total assets	1,623,814	866,715

Liabilities:
Trade and other payables	$349,923	$310,114
Total fair value of derivative instrument liabilities	26,086	59,758
Total debt	126,419	104,455
Total liabilities	1,429,613	1,346,272

Total cash and cash equivalents decreased to $125.8 million as at March 31, 2022 from $171.8 million as at March 31, 2021. The decrease in cash is primarily attributable to cash outflows from operating activities and financing activities, partially offset by proceeds from sale of ecobee investment.

Trade and other receivables, net increased to $308.9 million as at March 31, 2022 from $270.5 million as at March 31, 2021. The changes are primarily due to increase in receivables from increase in revenues.

Trade and other payables increased to $349.9 million as at March 31, 2022 from $310.1 million as at March 31, 2021.

Fair value of derivative instruments assets and fair value of derivative instruments liabilities relate entirely to the financial and physical derivatives. The unrealized mark to market gains and losses can result in significant changes in income or loss and, accordingly, shareholders’ deficit from year to year due to commodity price volatility. As Just Energy has purchased this supply to cover future customer usage at fixed prices, management believes that these unrealized changes do not impact the long–term financial performance of Just Energy.

Total debt was $126.4 million as at March 31, 2022, up from $104.5 million as at March 31, 2021. The increase in total debt is a result of $25.0 million in proceeds from DIP facility. As at March 31, 2022, $366.0 million of debt is subject to compromise under the CCAA proceedings.

Embedded gross margin

Management’s estimate of EGM is as follows:

(millions of dollars)

	As at	As at
	March 31,	March 31,	% Increase
	2022	2021	(decrease)
Mass Markets embedded gross margin	845.9	816.1	4%
Commercial embedded gross margin	253.3	291.2	(13)%
Total embedded gross margin	$1,099.2	$1,107.3	(1)

See “Non–U.S. GAAP financial measures” above.

Management’s estimate of the mass markets EGM increased by 4% to $846 million as at March 31, 2022 compared to $816 million as at March 31, 2021. The increase was primarily driven by growth in the Texas mass market customer base.

Management’s estimate of the commercial EGM decreased by 13% to $253 million as at March 31, 2022 compared to $291 million as at March 31, 2021 The decline resulted from the decrease in the customer base compared to the prior period.

Provision for (Recovery of) income and deferred tax

(thousands of dollars)

	For the year ended March 31,
	2022	2021
Current income tax expense (recovery)	$(3,890)	$1,893
Deferred income tax expense (recovery)	76,385	(157)
Provision for income tax	$72,495	$1,736

Just Energy recorded a current income tax recovery of $3.9 million for the year ended March 31, 2022, compared to $1.9 million expense in the year ended March 31, 2021. Just Energy continues to have a current tax expense from profitability in taxable jurisdictions however during fiscal 2022 a recovery was recognized due to the benefits of a current year loss carried back.

During the year ended March 31, 2022, a deferred tax expense of $76.4 million was recorded as compared to a deferred tax recovery of $0.2 million during the year ended March 31, 2021. The current year deferred tax expense is the result of the deferred tax liability recorded on the unrealized gain on derivative instruments reported in fiscal 2022.

Contractual obligations

In the normal course of business, Just Energy is obligated to make future payments for contracts and other commitments that are non-cancellable.

PAYMENTS DUE BY PERIOD

(thousands of dollars)

	Less than 1 year	1–3 years	4–5 years	More than 5 years	Total
Trade and other payables	$349,923	$–	$–	$–	$349,923
Commodity suppliers' accruals and payables subject to compromise	438,068	–	–	–	438,068
Non-commodity trade accruals and accounts payable subject to compromise	41,914	–	–	–	41,914
Long-term debt	126,289	130	–	–	126,419
Debt and financing subject to compromise	365,908	–	–	–	365,908
Gas, electricity and non-commodity contracts	1,897,786	1,037,341	219,651	37,004	3,191,782
Total	$3,219,888	$1,037,471	$219,651	$37,004	$4,514,014

Under the terms of the Court Orders, any actions against Just Energy to enforce or otherwise effect payment from Just Energy of pre-petition obligations are currently stayed.

OTHER OBLIGATIONS

Subject to the CCAA proceedings, in the opinion of management, Just Energy has no material pending actions, claims or proceedings that have not been included either in its accrued liabilities or in the Consolidated Financial Statements  (Part II, Item 8, “Financial Statements and Supplementary Data”). In the normal course of business, Just Energy could be subject to certain contingent obligations that become payable only if certain events were to occur. The inherent uncertainty surrounding the timing and financial impact of any events prevents any meaningful measurement, which is necessary to assess any material impact on future liquidity. Such obligations include potential judgments, settlements, fines and other penalties resulting from actions, claims or proceedings.

On September 15, 2021, the Ontario Court approved the Company’s request to establish a claims process to identify and determine claims against the Company and its subsidiaries that are subject to the ongoing Claims Procedure Order. As part of the CCAA proceedings and in accordance with the Claims Procedure Order, Just Energy continues to review and determine which claims will be allowed, modified or disallowed which may result in additional liabilities subject to compromise that are not currently reflected in the Consolidated Financial Statements.  Under the potential Stalking Horse Transaction, no amounts will be available for distribution to the Just Energy Entities’ general unsecured creditors. (See Part II, Item 8, “Financial Statements and Supplementary Data”).  Please see Part I, Item 3 “Legal Proceedings” of this Annual Report for additional information.

Transactions with related parties

Parties are considered to be related if one party has the ability to control the other party or exercise influence over the other party in making financial or operating decisions. The definition includes subsidiaries and other persons.

PIMCO through certain affiliates became a 28.9% shareholder of the Company as part of the September 2020 Recapitalization. On March 9, 2021, certain PIMCO affiliates entered into the DIP Facility with the Company as discussed in the Consolidated Financial Statements (Part II, Item 8, “Financial Statements and Supplementary Data”) and comprise the Stalking Horse Purchaser. For consideration for making the DIP Facility available, Just Energy paid a 1% origination fee, a 1% commitment fee on March 9, 2021 and a 1% amendment fee on November 16, 2021.

Off balance sheet items

The Company has issued letters of credit in accordance with its Credit Facility totaling $120.4 million as at March 31, 2022 to various counterparties, primarily utilities in the markets it operates in, as well as suppliers.

Pursuant to separate arrangements with surety bond providers. Just Energy has issued surety bonds to various counterparties including states, regulatory bodies, utilities, and various other surety bond holders in return for a fee and/or meeting certain collateral posting requirements. Such surety bond postings are required in order to operate in certain states or markets. Total surety bonds issued as at March 31, 2022 was $42.1 million which 100% collateralized with letters of credit or cash collateral.

Critical accounting estimates and judgments

The Consolidated Financial Statements (Part II, Item 8, “Financial Statements and Supplementary Data”) of Just Energy have been prepared in accordance with U.S GAAP. Certain accounting policies require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, cost of goods sold, administrative expenses, selling and marketing expenses, and other operating expenses. Estimates are based on historical experience, current information and various other assumptions that are believed to be reasonable under the circumstances. The emergence of new information and changed circumstances may result in actual results or changes to estimated amounts that differ materially from current estimates.

The following assessment of critical accounting estimates is not meant to be exhaustive. Just Energy might realize different results from the application of new accounting standards promulgated, from time to time, by various rule–making bodies.

COVID–19 IMPACT

As a result of the continued COVID–19 pandemic, we have reviewed the estimates, judgments and assumptions used in the preparation of the Consolidated Financial Statements and determined that no significant revisions to such estimates, judgments or assumptions were required for the year ended March 31, 2022.

DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

Just Energy has entered into a variety of derivative instruments as part of the business of purchasing and selling gas, electricity and JustGreen supply and as part of the risk management practice. In addition, Just Energy uses derivative instruments to manage foreign exchange and other risks.

Just Energy enters into contracts with customers to provide electricity and gas at fixed prices to customers and provide to certain customers that a specified amount of energy will be derived from green generation or carbon destruction. These customer contracts expose Just Energy to changes in market prices to supply these commodities. To reduce its exposure to commodity market price changes, Just Energy uses derivative financial and physical contracts to secure fixed–price commodity supply to cover its estimated fixed–price delivery or green commitment.

Just Energy’s objective is to minimize commodity risk, other than consumption changes, usually attributable to weather. Accordingly, it is Just Energy’s policy to hedge the estimated fixed–price requirements of its customers with offsetting hedges of natural gas and electricity at fixed prices for terms equal to those of the customer contracts. The cash flow from these supply contracts is expected to be effective in offsetting Just Energy’s price exposure and serves to fix acquisition costs of gas and electricity to be delivered under the fixed–price or price–protected customer contracts; however, hedge accounting under ASC 820, Fair Value Measurement is not applied. Just Energy’s policy is not to use derivative instruments for speculative purposes.

The Consolidated Financial Statements are in compliance with ASC 815, “Derivative Instruments”. Due to commodity volatility and the size of Just Energy, the changes in fair value on these positions will increase the volatility in Just Energy’s earnings.

The Company’s derivative instruments are valued based on the following fair value hierarchy:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

Level 3 – Inputs that are not based on observable market data.

The main cause of changes in the fair value of derivative instruments is changes in the forward curve prices used for the fair value calculations. For a sensitivity analysis of these forward curves, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 13, Derivative Instruments. Other inputs, including volatility and correlations, are driven off historical settlements.

RECEIVABLES AND LIFETIME EXPECTED CREDIT LOSSES

The lifetime expected credit loss reflects Just Energy’s best estimate of losses on the accounts receivable and unbilled revenue balances. Just Energy determines the lifetime expected credit loss by using historical loss rates and forward–looking factors if applicable. Just Energy is exposed to customer credit risk on its continuing operations in Alberta, Texas, Illinois (gas), California (gas) and Ohio (electricity) and for certain Commercial customers in dual-billing markets including Illinois (power), Pennsylvania (power), Massachusetts (power), New York and New Jersey. Credit review processes have been implemented to perform credit evaluations of customers and manage customer default. In addition, the Company may from time to time change the criteria that it uses to determine the creditworthiness of its customers and such changes could result in decreased creditworthiness of its customers and/or result in increased customer defaults. If a significant number of customers were to default on their payments, including as a result of any changes to the Company’s credit criteria, it could have a material adverse effect on the operations and cash flows of Just Energy. Management factors default from credit risk in its margin expectations for all of the above markets (see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 7, Trade and other receivables).

Revenues related to the sale of energy are recorded when energy is delivered to customers. The determination of energy sales to individual customers is based on systematic readings of customer meters generally on a monthly basis. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated, and corresponding unbilled revenue is recorded. The measurement of unbilled revenue is affected by the following factors: daily customer usage, losses of energy during delivery to customers and applicable customer rates.

Increases in volumes delivered to the utilities’ customers and favourable rate mix due to changes in usage patterns in the period could be significant to the calculation of unbilled revenue. Changes in the timing of meter reading schedules and the number and type of customers scheduled for each meter reading date would also have an effect on the measurement of unbilled revenue; however, total operating revenues would remain materially unchanged.

The measurement of the expected credit loss allowance for accounts receivable requires the use of management judgment in estimation techniques, building models, selecting key inputs and making significant assumptions about future economic conditions and credit behaviour of the customers, including the likelihood of customers defaulting and the resulting losses. The Company’s current significant estimates include the historical collection rates as a percentage of revenue and the use of the Company’s historical rates of recovery across aging buckets. Both of these inputs are sensitive to the number of months or years of history included in the analysis, which is a key input and judgment made by management.

DEFERRED TAXES

The Company reports some of its revenues and expenses differently for financial statement purposes than for income tax return purposes, resulting in temporary and permanent differences between the Company's financial statements and income tax returns. The tax effects of such temporary differences are recorded as either deferred income tax assets or deferred income tax liabilities in the Company's Consolidated Balance Sheets (Part II, Item 8, “Financial Statements and Supplementary Data”). The Company measures its deferred income tax assets and deferred income tax liabilities using income tax rates that are expected to be in effect when the deferred tax is realized.

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making this determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes, or ASC 740, which applies to all tax positions related to income taxes. Under ASC 740, tax benefits are recognized when it is more-likely-than-not that a tax position will be sustained upon examination by the authorities. The benefit recognized from a position is the amount of benefit that has surpassed the more-likely-than-not threshold, as it is more than 50% likely to be realized upon settlement.

In accordance with ASC 740, changes to existing net deferred tax assets or valuation allowance or changes to uncertain tax benefits are recorded to income tax (benefit)/expense.  The Company records interest and penalties accrued related to uncertain tax benefits as interest expense and other expenses respectively.

Just Energy common shares

Just Energy is authorized to issue an unlimited number of common shares with no par value and up to 50,000,000 preferred shares. Shares outstanding have no preferences, rights or restrictions attached to them.

As at August 4, 2022, there were 48,078,637 common shares and no preferred shares of Just Energy outstanding. Under the potential Stalking Horse Transaction, the common shares will be cancelled or redeemed and common shareholders will receive no consideration.

Legal proceedings

Just Energy and its subsidiaries are party to a number of legal proceedings. Other than as set out below, Just Energy believes that each proceeding constitutes legal matters that are incidental to the business conducted by Just Energy and that the ultimate disposition of the proceedings will not have a material adverse effect on its consolidated earnings, cash flows or financial position.

On March 9, 2021, Just Energy filed for and received creditor protection pursuant to the Court Order under the CCAA and similar protection under Chapter 15 in connection with the Weather Event. On September 15, 2021, the Ontario Court approved the Company’s request to establish a claims process to identify and determine claims against the Company and its subsidiaries that are subject to the ongoing Claims Procedure Order. As part of the CCAA proceedings and in accordance with the Claims Procedure Order, Just Energy continues to review and determine which claims will be allowed, modified or disallowed which may result in additional liabilities subject to compromise that are not currently reflected in the Consolidated Financial Statements (Part II, Item 8, “Financial Statements and Supplementary Data”). Currently, the total claims filed against Just Energy and its subsidiaries pursuant to the Claims Procedure Order are in excess of $14 billion, including approximately $1 billion in secured claims which include letters of credit. The previously disclosed class action against Just Energy, Just Energy Corp. and Just Energy Ontario L.P. with Haidar Omarali as plaintiff, and certain other class action claims, are subject to the Claims Procedure Order. Just Energy expects that the final amount of accepted unsecured claims will be much lower than the face amount of the filed claims. However, on August 4, 2022 Just Energy entered into the Stalking Horse Transaction Agreement with the Stalking Horse Purchaser and the SISP Support Agreement in connection with the SISP that is intended to facilitate its exit from the Company’s ongoing insolvency proceedings as a going concern. The Stalking Horse Transaction provides that certain secured creditors will receive cash payments and/or equity in exchange for their debt, and existing equityholders’ interests will be cancelled for no consideration.  In addition, no amounts will be available for distribution to the Just Energy Entities’ general unsecured creditors, including the previously disclosed class action against Just Energy, Just Energy Corp. and Just Energy Ontario L.P. with Haidar Omarali as plaintiff, and certain other class action claims.

On July 23, 2019, Just Energy announced that, as part of its Strategic Review process, management identified customer enrolment and non–payment issues, primarily in Texas. In response to this announcement, and in some cases in response to this and other subsequent related announcements, putative class action lawsuits were filed in the United States District

Court for the Southern District of New York, in the United States District Court for the Southern District of Texas and in the Ontario Court, on behalf of investors that purchased Just Energy Group Inc. securities during various periods, ranging from November 9, 2017 through August 19, 2019. The U.S. lawsuits have been consolidated in the United States District Court for the Southern District of Texas with one lead plaintiff and the Ontario lawsuits have been consolidated with one lead plaintiff. The U.S. lawsuit seeks damages allegedly arising from violations of the United States Securities Exchange Act. The Ontario lawsuit seeks damages allegedly arising from violations of Canadian securities legislation and of common law. The Ontario lawsuit was subsequently amended to, among other things, extend the period to July 7, 2020. On September 2, 2020, pursuant to Just Energy’s plan of arrangement, the Superior Court of Justice (Ontario) ordered that all existing equity class action claimants shall be irrevocably and forever limited solely to recovery from the proceeds of the insurance policies payable on behalf of Just Energy or its directors and officers in respect of any such existing equity class action claims, and such existing equity class action claimants shall have no right to, and shall not, directly or indirectly, make any claim or seek any recoveries from any of the released parties or any of their respective current or former officers and directors in respect of any existing equity class action claims, other than enforcing their rights to be paid by the applicable insurer(s) from the proceeds of the applicable insurance policies. Pursuant to the CCAA proceedings, these proceedings have been stayed. Just Energy denies the allegations and will vigorously defend against these claims if they proceed.

On November 12, 2021, Just Energy, along with the Just Energy Parties, initiated the ERCOT Lawsuit against ERCOT and the PUCT in the Houston Court. The ERCOT Lawsuit seeks to recover payments that were made by the Just Energy Parties to ERCOT for certain invoices relating to the Weather Event. On February 2, 2022, the Houston Court dismissed the Lawsuit against the PUCT.

Controls and procedures

DISCLOSURE CONTROLS AND PROCEDURES

Both the chief executive officer (“CEO”) and chief financial officer (“CFO”) have designed, or caused to be designed under their supervision, the Company’s disclosure controls and procedures which provide reasonable assurance that: (i) material information relating to the Company is made known to management by others, particularly during the period in which the annual and interim filings are being prepared; and (ii) information required to be disclosed by the Company in its annual and interim filings or other reports filed or submitted under securities legislation is recorded, processed, summarized and reported within the time period specified in securities legislation. The CEO and CFO are assisted in this responsibility by a Disclosure Committee composed of senior management. The Disclosure Committee has established procedures so that it becomes aware of any material information affecting Just Energy to evaluate and communicate this information to management, including the CEO and CFO as appropriate, and determine the appropriateness and timing of any required disclosure. Based on the foregoing evaluation, conducted by or under the supervision of the CEO and CFO of the Company’s ICFR in connection with the Company’s financial year-end, it was concluded that because of the material weakness described below, the Company’s disclosure controls and procedures were not effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management used the criteria set forth by the COSO in Internal Control — Integrated Framework (2013) to evaluate the effectiveness of its ICFR as at March 31, 2021. The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment; (ii) control activities (process-level controls); (iii) risk assessment; (iv) information and communication; and (v) monitoring activities. The COSO framework defines a material weakness as a deficiency, or combination of deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis.

Identification of control deficiency and ongoing remediation of material weakness within financial statement close process

Management’s evaluation of ICFR identified an ongoing material weakness resulting from the failure to operate several controls within the financial statement close process that allowed errors to manifest, and, the failure to detect them for an extended period of time, as follows:

Previous identification of control activities material weakness within financial statement close process

The Company did not design or maintain effective control activities to prevent or detect misstatements during the operation of the financial statement close process, including from finalization of the trial balance to the preparation of financial statements.

Ongoing remediation of previously identified control activities material weakness associated with financial statement close process

Management remains committed to the planning and implementation of remediation efforts to address the material weaknesses, as well as to foster improvement in the Company’s internal controls. These remediation efforts continue and are intended to address this identified material weakness and enhance the overall financial control environment. During fiscal 2021, management further increased the amount of personnel to perform the financial statement close process, including the hiring of a CFO and a controller, both with significant financial reporting and retail energy industry experience, promoting individuals within the team and training those individuals to perform their enhanced roles, and strengthening the managerial review process of the financial statement preparation, who remain with the Company at March 31, 2022 and through the date of these Consolidated Financial Statements. These enhancements remaining ongoing, and management continues strengthening the design and operational effectiveness of the financial statement preparation process, including the financial statement disclosure checklist. For the quarter and year ended March 31, 2022, and as disclosed within Part II, Item 8, “Financial Statements and Supplementary Data”, Note 3 Basis of presentation, the Company changed its basis of presentation from IFRS to U.S. GAAP. Due to this change in basis of presentation, not enough time has elapsed to operate the designed controls effectively to conclude that management has remediated the material weakness aforementioned.

No assurance can be provided at this time that the actions and remediation efforts the Company has taken or will implement will effectively remediate the material weaknesses described above or prevent the incidence of other significant deficiencies or material weaknesses in the Company’s internal controls over financial reporting in the future. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Other changes in internal control over financial reporting

Other than as described above, there were no changes in ICFR during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, ICFR.

INHERENT LIMITATIONS

A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that its objectives are met. Due to these inherent limitations in such systems, no evaluation of controls can provide absolute assurance that all control issues within any company have been detected. Accordingly, Just Energy’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the Company’s disclosure control and procedure objectives are met.

Corporate governance

Just Energy is committed to maintaining transparency in its operations and ensuring its approach to governance meets all recommended standards. Full disclosure of Just Energy’s compliance with existing corporate governance rules is available at investors.justenergy.com https://investors.justenergy.com/. Just Energy actively monitors the corporate governance and disclosure environment to ensure timely compliance with current and future requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The risks associated with Just Energy’s derivative instruments are as follows:

Market risk

Market risk is the potential loss that may be incurred as a result of changes in the market or fair value of a particular instrument or commodity. Components of market risk to which Just Energy is exposed are discussed below.

Foreign currency risk

Foreign currency risk is created by fluctuations in the fair value or cash flows of derivative instruments due to changes in foreign exchange rates and exposure as a result of investments in Canadian operations.

The performance of the U.S. dollar relative to the Canadian dollar could positively or negatively affect Just Energy’s Consolidated Statement of Operations (Part II, Item 8, “Financial Statements and Supplementary Data”), as some portion of Just Energy’s income or loss is generated in Canadian dollars and is subject to currency fluctuations upon translation to U.S. dollars. Just Energy has a policy to economically hedge between 50% and 100% of forecasted cross-border cash flows that are expected to occur within the next 12 months and between 0% and 50% of certain forecasted cross-border cash flows that are expected to occur within the following 13 to 24 months. The level of economic hedging is dependent on the source of the cash flows and the time remaining until the cash repatriation occurs.

Just Energy may, from time to time, experience losses resulting from fluctuations in the values of its foreign currency transactions, which could adversely affect its operating results. Translation risk is not hedged.

Interest rate risk

Just Energy is only exposed to interest rate fluctuations associated with its floating rate Credit Facility.

A 1% increase (decrease) in interest rates would have resulted in a decrease (increase) of approximately $1.3 million in income from continuing operations before income taxes in the Consolidated Statement of Operations for the year ended March 31, 2022.

Commodity price risk

Just Energy is exposed to market risks associated with commodity prices and market volatility where estimated customer requirements do not match actual customer requirements. Management actively monitors these positions on a daily basis in accordance with its risk management policy. This policy sets out a variety of limits, most importantly thresholds for open positions in the gas and electricity portfolios, which also feed a value at risk limit. Should any of the limits be exceeded, they are closed expeditiously or express approval to continue to hold is obtained. Just Energy’s exposure to market risk is affected by a number of factors, including accuracy of estimation of customer commodity requirements, commodity prices, volatility and liquidity of markets. Just Energy enters into derivative instruments in order to manage exposures to changes in commodity prices. The derivative instruments that are used are designed to fix the price of supply for estimated customer commodity demand and thereby fix margins. Derivative instruments are generally transacted over the counter. The inability or failure of Just Energy to manage and monitor the above market risks could have a material adverse effect on the operations and cash flows of Just Energy. Just Energy mitigates the exposure to variances in customer requirements that are driven by changes in expected weather conditions through active management of the underlying portfolio, which involves, but is not limited to, the purchase of options including weather derivatives. Just Energy’s ability to mitigate weather effects is limited by the degree to which weather conditions deviate from normal.

Commodity price sensitivity — all derivative instruments

If all the energy prices associated with derivative instruments including natural gas, electricity and RECs had risen by 10%, assuming that all of the other variables had remained constant, income from continuing operations before income taxes for the year ended March 31, 2022 would have increased by $295.2 million.

On the contrary, a fall of 10% in the energy prices associated with derivative instruments including natural gas, electricity and RECs, assuming that all of the other variables had remained constant, income from continuing operations before income taxes for the year ended March 31, 2022 would have decreased by $340.2 million, primarily as a result of the change in fair value of Just Energy’s derivative instruments.

Customer credit risk

The lifetime ECL reflects Just Energy’s best estimate of credit losses on the accounts receivable and unbilled revenue balances. Just Energy determines the lifetime ECL by using historical loss rates and forward-looking factors, if applicable. The Company accrues an allowance for current ECL based on (i) estimates of uncollectable revenues by analyzing accounts receivable aging and current and reasonable forecasts of expected economic factors including weather-related events; and (ii) historical collections and delinquencies.

Just Energy determines the lifetime expected credit loss by using historical loss rates and forward–looking factors, if applicable. Just Energy is exposed to customer credit risk on its continuing operations in Alberta, Texas, Illinois (gas), California (gas) and Ohio (electricity) and for certain Commercial customers in dual-billing markets including Illinois (power), Pennsylvania (power), Massachusetts (power), New York and New Jersey. Credit review processes have been implemented to perform credit evaluations of customers and manage customer default. If a significant number of customers were to default on their payments, it could have a material adverse effect on the operations and cash flows of Just Energy. Management factors default from credit risk in its margin expectations for all of the above markets.

In the remaining markets, the LDCs provide collection services and assume the risk of any bad debts owing from Just Energy’s customers for a fee that is recorded in cost of goods sold. Although there is no assurance that the LDCs providing these services will continue to do so in the future, management believes that the risk of the LDCs failing to deliver payment to Just Energy is minimal. For further details please refer to Part II, Item 8, “Financial Statements and Supplementary Data”, Note 7 (b), Trade and other receivables.

The aging of the trade accounts receivable, excluding the provision for expected credit losses, from the markets where the Company bears customer credit risk was as follows:

	As at March 31,
	2022	2021

Current	$57,766	$46,710
1–30 days	16,061	15,439
31–60 days	4,470	3,017
61–90 days	1,220	1,705
Over 90 days	5,106	8,307
Total trade receivables	$84,623	$75,178

Physical supplier risk

Just Energy purchases the majority of the gas and electricity delivered to its customers through long-term contracts entered into with various suppliers. Just Energy has an exposure to supplier risk as the ability to continue to deliver gas and electricity to its customers is reliant upon the ongoing operations of these suppliers and their ability to fulfill their contractual obligations.

Counterparty credit risk

Counterparty credit risk represents the loss that Just Energy would incur if a counterparty fails to perform under its contractual obligations. This risk would manifest itself in Just Energy replacing contracted supply at prevailing market rates, thus impacting the related customer margin. Counterparty limits are established within the risk management policy. Any exceptions to these limits require approval from the Risk Committee of the Board of Directors of Just Energy. The risk department and Risk Committee of the Board of Directors monitor current and potential credit exposure to individual counterparties and also monitor overall aggregate counterparty exposure. However, the failure of a counterparty to meet its contractual obligations could have a material adverse effect on the operations and cash flows of Just Energy.

As at March 31, 2022 and 2021 Just Energy has applied an adjustment factor to determine the fair value of its derivative instruments in the amount of $2.3 million and $0.9 million, respectively to accommodate for its counterparties’ risk of default.

As at March 31, 2022 and 2021, the estimated net counterparty credit risk exposure amounted to $580.5 million and $23.1 million, respectively, representing the risk relating to Just Energy’s exposure to derivatives that are in an asset position of which the Company held collateral (cash and letters of credit) against those positions of $103.2 million resulting in a net exposure of $477.3 million.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Just Energy Group Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Just Energy Group Inc. as of March 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Just Energy Group Inc. as of March 31, 2022 and 2021, and its financial performance and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with United States generally accepted accounting principles.

Just Energy Group Inc.’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that Just Energy Group Inc. will continue as a going concern. As discussed in note 3 to the consolidated financial statements, Just Energy Group Inc. is currently undergoing Companies’ Creditors Arrangement Act (Canada) (“CCAA”) proceedings and the debt has been classified in the consolidated financial statements as a current liability as of March 31, 2022.  Just Energy Group Inc. has stated that these conditions, along with other matters as set forth in note 3, indicate the existence of material uncertainties that raise substantial doubt about Just Energy Group Inc.’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of Just Energy Group Inc.’s management. Our responsibility is to express an opinion on Just Energy Group Inc.’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Just Energy Group Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated  financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

F-1	JUST ENERGY | ANNUAL REPORT 2022

Valuation of level III derivative financial instruments
Description of the Matter

As disclosed in notes 4 and 13 of the consolidated financial statements, the Company enters into transactions that are accounted for as derivative financial instruments and are recorded at fair value. The valuation of derivative financial instruments classified as level III are determined using assumptions that are unobservable. As of March 31, 2022 the Company’s derivative financial instruments classified as level III were $522.5 million in an asset position and $1.0 million in a liability position.

Auditing the valuation of level III derivative financial instruments requires the involvement of internal valuation specialists, significant auditor judgments, and estimates concerning unobservable inputs in relation to forward pricing curves and credit spreads used to calculate the fair value. Therefore, the fair value measurement of level III derivative financial instruments was identified as a critical audit matter.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s processes and we evaluated and tested the design and operating effectiveness of internal controls addressing the determination and review of inputs used in measuring the fair value of level III derivatives.

Our audit procedures included, among others, with the assistance of our internal valuation specialists, evaluating management’s internal valuation methodologies and unobservable inputs applied to level III derivative financial instruments. We completed an independent revaluation for a sample of level III derivative financial instruments to test the mathematical accuracy, which included testing the unobservable inputs by comparing to third party information. For a sample of level III derivative financial instruments, we agreed the contractual trade inputs to the executed commodity contracts. We reviewed the appropriateness and completeness of level III derivative financial instruments disclosures with the requirements of accounting principles generally accepted in the United States of America.

Measurement of expected credit loss
Description of the Matter

As disclosed in notes 4 and 7 of the consolidated financial statements, the Company measures the expected credit loss where the Company bears customer credit risk. The expected credit loss allowance is the Company’s estimate of losses on account receivables and unbilled revenue based on historical loss rates and forward-looking information. As of March 31, 2022 the Company’s balance of account receivables where the Company bears customer credit risk were $84.6 million with a related allowance for doubtful accounts of $14.0 million.

Auditing the determination of the account receivables and unbilled revenue expected credit allowance relies on judgements and estimates in the assessment of expected credit loss allowance. Therefore, measurement of expected credit loss allowance was identified as a critical audit matter.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s processes and we evaluated and tested the design and operating effectiveness of internal controls addressing the determination and review of inputs used in determining the expected credit loss rate.

We tested the completeness and accuracy of the data underlying the calculation of the expected credit loss allowance by reconciling to the Company’s financial reporting systems and recalculated the expected credit loss allowance. We assessed management’s expected credit loss rates against the actual historical credit loss rates. We assessed management’s consideration of forward-looking information in the determination of the expected credit loss rates by evaluating the reasonableness of management’s judgements applied. We obtained and evaluated the analysis prepared by

ANNUAL REPORT 2022 | JUST ENERGY	F-2

management that utilized subsequent cash collection information to analyze the precision of the Company’s expected credit loss rates in determining the expected credit loss allowance.

/s/Ernst and Young LLP

Chartered Professional Accountants

Licensed Public Accountants

We have served as Just Energy Group Inc.’s auditor since 2011

Toronto, Canada

August 5, 2022

F-3	JUST ENERGY | ANNUAL REPORT 2022

Consolidated Balance Sheets

As at March 31

(in thousands of U.S. dollars)

		As of March 31,
	Notes	2022	2021

ASSETS
Current assets
Cash and cash equivalents		$125,755	$171,761
Restricted cash		2,736	905
Trade and other receivables, net	7(a)	308,941	270,538
Securitization proceeds receivable from ERCOT	7(d)	147,500	—
Gas in storage		3,313	2,379
Derivative instruments	13	538,700	18,382
Income taxes recoverable		11,774	6,551
Other current assets	8(a)	131,570	129,944
Total current assets		1,270,289	600,460
Non-current assets
Investments	9	–	26,154
Property and equipment, net	10	6,505	14,177
Intangible assets, net	12	43,815	56,240
Goodwill	12	130,945	130,235
Derivative instruments	13	133,014	8,429
Deferred income taxes	18	198	2,977
Other non-current assets	8(b)	39,048	28,042
Total non-current assets		353,525	266,254
TOTAL ASSETS		$1,623,814	$866,714

LIABILITIES
Current liabilities
Trade and other payables	14	$349,923	$310,114
Deferred revenue		695	1,119
Income taxes payable		2,370	3,281
Derivative instruments	13	13,170	11,115
Provisions		–	5,396
Current portion of long-term debt	16	126,289	103,215
Total current liabilities		492,447	434,240
Liabilities subject to compromise	14, 15, 16	845,890	854,984
Non-current liabilities
Long-term debt	16	130	1,240
Derivative instruments	13	12,916	48,643
Deferred income taxes	18	75,792	2,186
Other non-current liabilities		2,438	4,978
Total non-current liabilities		91,276	57,047
TOTAL LIABILITIES		$1,429,613	$1,346,271
Commitments and contingencies	25
SHAREHOLDERS’ EQUITY
Common shares, no par value; unlimited shares authorized at March 31, 2022 and March 31, 2021; 48,078,637 shares issued and outstanding at March 31, 2022; 48,078,637 shares issued and outstanding at March 31, 2021	19	$1,168,162	$1,168,162
Contributed deficit		(12,073)	(13,558)
Accumulated deficit		(1,088,119)	(1,766,646)
Accumulated other comprehensive income		126,527	132,797
Non-controlling interest		(296)	(312)
TOTAL SHAREHOLDERS’ EQUITY		194,201	(479,557)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$1,623,814	$866,714

See accompanying notes to the Consolidated Financial Statements

/s/ Scott Gahn	/s/ Stephen Schaefer
Chief Executive Officer and President	Corporate Director

ANNUAL REPORT 2022 | JUST ENERGY	F-4

Consolidated Statements of Operations

For the year ended March 31

(in thousands of U.S. dollars, except per share amounts)

		For the year ended March 31,
	Notes	2022	2021	2020

CONTINUING OPERATIONS
Revenue	17	$2,154,608	$2,074,828	$2,371,702
Cost of goods sold		1,827,978	3,502,503	1,894,297
GROSS MARGIN		326,630	(1,427,675)	477,405
INCOMES (EXPENSES)
Administrative		(108,186)	(112,457)	(135,214)
Selling and marketing		(135,352)	(135,768)	(165,862)
Provision for expected credit loss		(24,242)	(25,712)	(60,286)
Depreciation and amortization		(19,586)	(18,112)	(31,118)
Interest expense	16	(34,868)	(65,167)	(80,310)
Reorganization costs	22	(106,235)	(39,814)	–
Restructuring costs	21	–	(5,368)	–
Gain on September 2020 Recapitalization transaction, net		–	38,915	–
Unrealized gain (loss) on derivative instruments and other	13	682,393	50,923	(144,553)
Realized gain (loss) on derivative instruments		166,155	1,494,001	(18,327)
Gain on investment	9	15,041	–	–
Impairment of goodwill, intangible assets and others		(10,377)	(91,451)	(66,221)
Other income (expenses), net		(394)	(1,384)	25,524
Income (loss) from continuing operations before income taxes		750,979	(339,069)	(198,962)
Income tax expense	18	72,495	1,736	5,468
INCOME (LOSS) FROM CONTINUING OPERATIONS		$678,484	$(340,805)	$(204,430)

Income from discontinued operations, net of income tax		–	29	9,068
NET INCOME (LOSS)		$678,484	$(340,776)	$(195,362)
Less: Net loss attributable to non-controlling interest		(43)	(106)	(54)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS		$678,527	$(340,670)	$(195,308)

Earnings (loss) per share from continuing operations	23
Basic		$14.11	$(9.99)	$(20.74)
Diluted		$13.87	$(9.99)	$(20.74)
Earnings per share from discontinued operations
Basic		$–	$–	$0.92
Diluted		$–	$–	$0.92
Earnings (loss) per share
Basic		$14.11	$(9.99)	$(19.82)
Diluted		$13.87	$(9.99)	$(19.82)
Weighted average shares outstanding
Basic		48,078,637	34,125,199	9,856,640
Diluted		48,919,620	34,568,161	9,946,242

See accompanying notes to the Consolidated Financial Statements

F-5	JUST ENERGY | ANNUAL REPORT 2022

Consolidated Statements of Comprehensive Income (Loss)

For the year ended March 31

(in thousands of U.S. dollars)

	For the year ended March 31,
	2022	2021	2020

NET INCOME (LOSS)	$678,484	$(340,776)	$(195,362)
Other comprehensive income (loss), net of income tax:
Unrealized gain (loss) on translation of foreign operations, net of income tax	(6,270)	(9,696)	1,057
Unrealized gain (loss) on translation of foreign operations from discontinued operations, net of income tax	–	(705)	10,487
Gain (loss) on translation of foreign operations disposed and reclassified to Consolidated Statements of Operations, net of income tax	–	127	(9,551)
Other comprehensive income (loss) net of income tax	(6,270)	(10,274)	1,993
TOTAL COMPREHENSIVE INCOME (LOSS) FOR THE YEAR, NET OF INCOME TAX	$672,214	$(351,050)	$(193,369)

Total comprehensive loss attributable to:
Less: Net loss attributable to non-controlling interest	(43)	(106)	(54)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS, NET OF INCOME TAX	$672,257	$(350,944)	$(193,315)

See accompanying notes to the Consolidated Financial Statements

ANNUAL REPORT 2022 | JUST ENERGY	F-6

Consolidated Statements of Shareholders’ Equity (Deficit)

For the year ended March 31

(in thousands of U.S. dollars)

		As at March 31,
	Notes	2022	2021	2020

ATTRIBUTABLE TO THE SHAREHOLDERS
Accumulated earnings (loss)
Accumulated earnings (loss), beginning of year		$(231,208)	$109,462	$304,770
Net income (loss) for the year as reported, attributable to shareholders		678,527	(340,670)	(195,308)
Accumulated earnings (loss), end of year		$447,319	$(231,208)	$109,462

DIVIDENDS AND DISTRIBUTIONS
Dividends and distributions, beginning of year		(1,535,438)	(1,535,421)	(1,516,957)
Dividends and distributions declared and paid		–	(17)	(18,464)
Dividends and distributions, end of year		$(1,535,438)	$(1,535,438)	$(1,535,421)
ACCUMULATED DEFICIT		$(1,088,119)	$(1,766,646)	$(1,425,959)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, beginning of year		$132,797	$143,071	$141,078
Other comprehensive income (loss)		(6,270)	(10,274)	1,993
Accumulated other comprehensive income, end of year		$126,527	$132,797	$143,071

SHAREHOLDERS’ CAPITAL
Common shares
Common shares, beginning of year	19(a)	$1,168,162	$839,778	$831,080
Issuance of shares September 2020 Recapitalization		–	328,842	–
Issuance cost associated with September 2020 Recapitalization		–	(1,179)	–
Share-based units exercised		–	721	8,698
Common shares, end of year		$1,168,162	$1,168,162	$839,778

Preferred shares
Preferred shares, beginning of year	19(a)	$–	$111,948	$111,948
Settled with common shares		–	(111,948)	–
Preferred shares, end of year		$–	$–	$111,948
SHAREHOLDERS’ CAPITAL		$1,168,162	$1,168,162	$951,726

EQUITY COMPONENT OF CONVERTIBLE DEBENTURES
Balance, beginning of year	16(i)	$–	$9,911	$9,911
Settled with common shares		–	(9,911)	–
Balance, end of year		$–	$–	$9,911

CONTRIBUTED DEFICIT
Balance, beginning of year		$(13,558)	$(27,382)	$(24,280)
Add: Share-based compensation expense		1,485	4,949	9,606
Non-cash deferred share grant distribution		–	17	(1,370)
Transferred from equity component		–	9,911	–
Less: Share-based units exercised		–	(721)	(8,595)
Share-based compensation adjustment		–	(332)	(2,743)
Balance, end of year		$(12,073)	$(13,558)	$(27,382)

NON-CONTROLLING INTEREST
Balance, beginning of year		$(312)	$(292)	$(298)
Foreign exchange impact on non-controlling interest		60	86	60
Loss attributable to non-controlling interest		(44)	(106)	(54)
Balance, end of year		$(296)	$(312)	$(292)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)		$194,201	$(479,557)	$(348,925)

See accompanying notes to the Consolidated Financial Statements

F-7	JUST ENERGY | ANNUAL REPORT 2022

Consolidated Statements of Cash Flows

For the year ended March 31

(in thousands of U.S. dollars)

		For the year ended March 31,
	Notes	2022	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations		$678,484	$(340,805)	$(204,430)
Net income from discontinued operations		–	29	9,068
Net income (loss)		678,484	(340,776)	(195,362)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization		19,759	18,267	30,896
Impairment of goodwill, intangible assets and others		10,377	91,451	66,221
Share-based compensation expense		1,480	4,962	9,171
Interest expense, non-cash portion		–	22,620	15,378
Reorganization items (non-cash)		47,413	32,418	–
Operating leased asset payments		(2,052)	(2,795)	(3,948)
Loss (gain) on sale of subsidiaries, net		–	337	(31,816)
Unrealized (gain) loss in fair value on derivative instruments and other	13	(682,393)	(50,923)	144,553
Gain on investment	9	(15,041)	–	–
Gain from September 2020 Recapitalization transaction		–	(59,566)	–
Net change in working capital balances	27	(24,507)	(101,249)	(12,186)
Income and deferred income taxes		70,251	(3,015)	4,089
Securitization proceeds receivable from ERCOT	7(d)	(147,500)	–	–
Liabilities subject to compromise		8,619	400,538	–
Adjustment for discontinued operations, net		–	88	(2,236)
Net cash provided (used) by operating activities		(35,110)	12,357	24,760

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		(903)	(336)	(1,521)
Purchase of intangible assets		(9,594)	(8,852)	(10,138)
Proceeds from sale of investments	9	40,713	–	–
Payments for acquired business		–	–	(8,467)
Proceeds from disposition of subsidiaries		–	3,672	5,408
Net cash provided (used) by investing activities		30,216	(5,516)	(14,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DIP Facility	16	25,000	100,000	–
Proceeds from issuance of common stock, net		–	75,694	–
Debt issuance costs		(1,293)	(5,058)	–
Repayment of long-term debt	16	(2,271)	(3,838)	(19,126)
Finance leased asset payments		(48)	(113)	(359)
Share swap payout		–	(17,088)	–
Credit facilities receipts (payments)		(60,790)	(6,992)	26,163
Dividends paid		–	–	(18,448)
Issuance of long-term debt		–	–	13,020
Net cash provided (used) by financing activities		(39,402)	142,605	1,250

Effect of foreign currency translation on cash balances		121	1,768	(267)

Net increase (decrease) in cash and cash equivalents and restricted cash		(44,175)	151,214	11,025
Cash and cash equivalents and restricted cash, beginning of year		172,666	21,452	10,427
Cash and cash equivalents and restricted cash, end of year		$128,491	$172,666	$21,452

Supplemental cash flow information:
Interest paid		$34,868	$42,461	$59,183
Income taxes paid		2,133	7,749	325

See accompanying notes to the Consolidated Financial Statements

ANNUAL REPORT 2022 | JUST ENERGY	F-8

Notes to the Consolidated Financial Statements

For the year ended March 31, 2022

(in thousands of U.S dollars, except where indicated and per share amounts)

1.ORGANIZATION

Just Energy is a corporation established under the laws of Canada to hold securities of its directly or indirectly owned operating subsidiaries. The registered office of Just Energy is First Canadian Place, 100 King Street West, Toronto, Ontario, Canada. The Consolidated Financial Statements consist of Just Energy and its subsidiaries. The Consolidated Financial Statements were approved by the Board of Directors on August 4, 2022.

Companies’ creditors arrangement and Chapter 15 proceedings

In February 2021, the State of Texas experienced the Weather Event. The Weather Event led to increased electricity demand and sustained high prices from February 13, 2021 through February 20, 2021. As a result of the losses sustained and without sufficient liquidity to pay the corresponding invoices from the ERCOT when due, on March 9, 2021, Just Energy applied for and received Court Orders under the CCAA from the Ontario Court and under Chapter 15 in the U.S. from the Houston Court. Protection under the Court Orders allows Just Energy to operate while it restructures its capital structure.

As part of the CCAA filing, the Company entered into a $125.0 million DIP Facility financing with certain affiliates of PIMCO (refer to Note 16(a) and Note 26). The Company also entered into qualifying support agreements with its largest commodity supplier and ISO services provider. The filings and associated DIP Facility arranged by the Company enabled Just Energy to continue all operations without interruption throughout the U.S. and Canada and to continue making payments required by ERCOT and satisfy other regulatory obligations.

On September 15, 2021, the Ontario Court approved the Company’s request to establish a claims process to identify and determine claims against the Company and its subsidiaries that are subject to the ongoing Claims Procedure Order. As part of the CCAA proceedings and in accordance with the Claims Procedure Order, Just Energy continues to review and determine which claims will be allowed, modified or disallowed, which may result in additional liabilities subject to compromise that are not currently reflected in the Consolidated Financial Statements (refer to Note 25(d)).

Plan Support Agreement

As previously disclosed, in connection with the CCAA filing, on May 12, 2022, the Company, the Stalking Horse Purchaser and certain other parties thereto, entered into a plan support agreement (the “Plan Support Agreement”). Upon the execution of the SISP Support Agreement (defined below), the Plan Support Agreement and the transactions contemplated thereunder were automatically terminated pursuant to its terms.

The Plan Support Agreement contemplated the implementation of a recapitalization and financial restructuring of the Just Energy Entities through: (i) a reorganization of the Just Energy Entities, (ii) a rights offering for the issuance of approximately $192.5 million of new common equity which would be backstopped by the Stalking Horse Purchaser pursuant to the Backstop Commitment Letter, (iii) the issuance of new preferred equity, which would be owned entirely by the Stalking Horse Purchaser, and new common equity, (iv) the cancellation for no consideration of all outstanding shares of the Company and (v) the entry into the new credit agreement and the new intercreditor agreement.

The Plan Support Agreement contained certain covenants on the part of the parties thereto, as well as certain conditions to the obligations of such parties and for termination upon the occurrence of certain events, including, without limitation, the failure to achieve certain milestones and certain breaches by the parties under the Plan Support Agreement.

Backstop Commitment Letter

Also, as previously disclosed, in connection with the Plan Support Agreement, on May 12, 2022, the Stalking Horse Purchaser entered into a Backstop Commitment Letter (the “Backstop Commitment Letter”) with Just Energy (U.S.)

F-9	JUST ENERGY | ANNUAL REPORT 2022

Corp., pursuant to which the Stalking Horse Purchaser (the “Backstop Parties”) agreed to backstop the approximately $192.5 million rights offering contemplated by the Plan Support Agreement. Upon the execution of the SISP Support Agreement (defined below), the Backstop Commitment Letter and the transactions contemplated thereunder were automatically terminated pursuant to its terms.

Under the Backstop Commitment Letter, the Backstop Parties agreed, subject to the terms and conditions of the Backstop Commitment Letter, to (i) purchase new common equity of the new parent company of the Just Energy Entities, (ii) subscribe for and receive its pro rata share of any unsubscribed new common equity in the rights offering and (iii) subscribe for and receive its pro rata share of new common equity in the rights offering upon the failure by another participant to fulfill its subscription obligations by the participation deadline. The issuance of the new common equity under the rights offering will represent in the aggregate 80% of the new common equity of the new parent company of the Just Energy Entities.

Under the Backstop Commitment Letter, Just Energy (U.S.) Corp. agreed to issue and deliver 10% of the outstanding new common shares on the effective date, which would have constituted backstop commitment fee shares. In addition, Just Energy (U.S.) Corp. agreed to pay a termination fee of $15 million to the Backstop Parties if the Plan Support Agreement is terminated under certain circumstances. Pursuant to the Backstop Commitment Letter, the term loan lenders of the Just Energy Entities were entitled to participate in the rights offering as backstop parties for their pro rata shares of new common equity. The Backstop Parties’ commitments to backstop the rights offering and the other transactions contemplated by the Backstop Commitment Letter were conditioned upon the satisfaction of all applicable conditions set forth in the Backstop Commitment Letter.

Sale and Solicitation Process and Stalking Horse Transaction

On August 4, 2022, the Company entered into a stalking horse transaction agreement (the “Stalking Horse Transaction Agreement”) with the Stalking Horse Purchaser and a support agreement (the “SISP Support Agreement”) in connection with the SISP that is intended to facilitate its exit from the Company’s ongoing insolvency proceedings as a going concern.

Under the SISP, interested parties are invited to participate in accordance with the approved SISP procedures. If one or more qualified bids (other than the transaction contemplated by the Stalking Horse Transaction) are received by September 29, 2022, then Just Energy intends to proceed with an auction to determine the successful bid(s), subject to the terms of the approved SISP procedures. If the Stalking Horse Purchaser is determined to be the successful bidder at the conclusion of the SISP and is subsequently approved by the Court, the Stalking Horse Purchaser will become the sole shareholder of Just Energy (U.S.) Corp., which will be the new parent company of all of the Just Energy Entities, including the Company, and the Just Energy Entities will continue their business and operations as a going concern.

The SISP Support Agreement further contemplates the entry into the Stalking Horse Transaction pursuant to the Stalking Horse Transaction Agreement, under which, among other things, (A) the Stalking Horse Purchaser agreed to act as a “stalking horse” bidder with respect to the SISP, (B) the existing common shares and all other equity interests of the Company would be cancelled or redeemed for no consideration, (C) the issuance of new common equity and new preferred equity of the new parent company of the Just Energy Entities, which will be owned entirely by certain affiliates of the Stalking Horse Purchaser, and (v) the entry into a new credit agreement and a new intercreditor agreement on the terms set forth in the term sheets appended to the SISP Support Agreement.

The SISP Support Agreement contains certain covenants on the part of the parties thereto, as well as certain termination rights upon the occurrence of certain events, including, without limitation, (i) the failure to achieve certain milestones and certain breaches by the parties under the SISP Support Agreement and (ii) the Stalking Horse Purchaser not being the successful bidder under the SISP procedures. Additionally, upon the execution of the SISP Support Agreement, each of the Plan Support Agreement, the Backstop Commitment Letter and the transactions contemplated thereunder were automatically terminated.

ANNUAL REPORT 2022 | JUST ENERGY	F-10

Key terms of the Stalking Horse Transaction include:

●	The Stalking Horse Purchaser will become the sole shareholder of Just Energy (U.S.) Corp., which will be the new parent company of all of the Just Energy Entities, including the Company, and the Just Energy Entities will continue their business and operations as a going concern.
●	The purchase price payable pursuant to the Stalking Horse Transaction is (i) $184.9 million in cash; plus (ii) a credit bid of approximately $230 million plus accrued interest of secured claims assigned to the Stalking Horse Purchaser; plus (iii) the assumption of Assumed Liabilities (as defined below), including up to CAD$10 million owing under the Company’s first lien credit facility (the “Credit Facility Remaining Debt”) to remain outstanding under an amended and restated credit agreement.
●	Post-filing claims, the Credit Facility Remaining Debt, claims by energy regulators, and certain other liabilities enumerated in the Stalking Horse Transaction Agreement (“Assumed Liabilities”) will continue to be liabilities of the Just Energy Entities following consummation of the Stalking Horse Transaction. Excluded liabilities and assets of the Just Energy Entities will be discharged from the Just Energy Entities pursuant to an Approval and Vesting Order to be sought subject to the Stalking Horse Transaction being the successful bid in the SISP.
●	No amounts will be available for distribution to the Just Energy Entities’ general unsecured creditors, including the Term Loan lenders.
●	All currently outstanding shares, options and other equity of Just Energy will be cancelled or redeemed for no consideration and without any vote of the existing shareholders.
●	A break-up fee of $14.7 million to be paid to the Stalking Horse Purchaser upon the consummation of an Alternative Restructuring Proposal (as defined in the Transaction Agreement) in the event of termination of the Transaction Agreement in certain specified circumstances.

The parties’ obligations under the Stalking Horse Transaction Agreement are conditioned upon the satisfaction or waiver of all applicable conditions set forth in the Stalking Horse Transaction Agreement, including, among others, the entry by the Court of the SISP Order and the Vesting Order, the completion of the Implementation Steps by the Just Energy Entities, the receipt of all required Transaction Regulatory Approvals (as defined in the Transaction Agreement) and that upon the consummation of the Transaction, no Just Energy Entity will be a reporting issuer (or equivalent) under any United States or Canadian securities laws.

On June 7, 2022, the Ontario Court extended the stay until August 19, 2022. The stay extension allows the Company to continue to operate in the ordinary course of business while pursuing its proposed restructuring plan.

On May 19, 2022, the common shares of the Company were transferred from the TSX Venture Exchange to the NEX and are trading under the symbol “JE.H.”.  The Company’s common shares continue to trade on the OTC Pink Market under the symbol “JENGQ”.

Weather-event related uplift securitization proceeds

On June 16, 2021, HB 4492 became law in Texas. HB 4492 provides a mechanism for recovery of certain Weather Event  Costs, incurred by various parties, including the Company, during the Weather Event, through certain securitization structures.

On October 13, 2021, the PUCT approved the Final Order authorizing the securitization of certain Weather Event costs by ERCOT. On December 7, 2021, ERCOT filed its calculation with the PUCT in accordance with the PUCT final order implementing HB 4492. The Company received $147.5 million in June 2022.

F-11	JUST ENERGY | ANNUAL REPORT 2022

2.OPERATIONS

Just Energy is a retail energy provider specializing in electricity and natural gas commodities and bringing energy efficient solutions, carbon offset and renewable energy options to customers. Operating in the U.S. and Canada, Just Energy serves both residential and commercial customers, providing homes and businesses with a broad range of energy solutions that deliver comfort, convenience and control. Just Energy is the parent company of Amigo Energy, Filter Group, Hudson Energy, Interactive Energy Group, Tara Energy and Terrapass.

Just Energy’s current commodity product offerings include fixed, variable, index and flat rate options. By fixing the price of electricity or natural gas under its fixed-price or price-protected program contracts for a period of up to five years, Just Energy’s customers offset their exposure to changes in the price of these essential commodities. Variable rate products allow customers to maintain flexibility while retaining the ability to lock into a fixed price at their discretion. Flat-bill products allow customers to pay a flat rate each month regardless of usage. Just Energy derives its gross margin from the difference between the price at which it is able to sell the commodities to its customers and the related price at which it purchases the associated volumes from its suppliers.

Just Energy has two business segments: the mass markets segment and the commercial segment. The mass markets segment includes customers acquired and served under the Just Energy, Tara Energy, Amigo Energy and Terrapass brands. Marketing of the energy products of this segment is primarily done through digital and retail sales channels. The commercial segment includes customers acquired and served under Hudson Energy, as well as brokerage services managed by Interactive Energy Group. Hudson Energy sales are made through three main channels: brokers, door-to-door commercial independent contractors and inside commercial sales representatives.

Just Energy offers green products through Terrapass and its JustGreen program. Green products offered through Terrapass allow customers to offset their carbon footprint without buying energy commodity products and can be offered in all states and provinces without being dependent on energy deregulation. The JustGreen electricity product offers customers the option of having all or a portion of their electricity sourced from renewable green sources such as wind, solar, hydropower or biomass, via power purchase agreements and renewable energy certificates. The JustGreen gas product offers carbon offset credits that allow customers to reduce or eliminate the carbon footprint of their homes or businesses.

Through Filter Group, Just Energy provides subscription-based home water filtration systems to residential customers, including under-counter and whole-home water filtration solutions.

Just Energy markets its product offerings through multiple sales channels including digital, retail, door-to-door, brokers and affinity relationships.

On September 28, 2020, the Company completed the September 2020 Recapitalization. The September 2020 Recapitalization was undertaken through a plan of arrangement under the CBCA.

3.BASIS OF PRESENTATION

(a)Compliance with U.S. GAAP

Prior to March 31, 2022, the Company prepared its financial statements in accordance with IFRS, as issued by the IASB, as permitted in the United States based on the Company’s qualification as a “foreign private issuer” under the rules and regulations of the SEC. As at September 30, 2021, the Company no longer qualified as a foreign private issuer, the Company, is considered a domestic filer and now prepares its consolidated financial statements in accordance with U.S. GAAP, as issued by the FASB.

ANNUAL REPORT 2022 | JUST ENERGY	F-12

(b)Basis of presentation

Effective April 1, 2021, the Company elected to change its reporting currency from CAD to USD. The comparative periods in these Consolidated Financial Statements have been reported using U.S. dollar reporting currency to conform with the current year's presentation. The Company's subsidiaries operating in the U.S. have a USD functional currency, and those operating in Canada have a CAD functional currency. Monetary assets and liabilities denominated in Canadian dollars are retranslated into the reporting currency at the spot exchange rate on the balance sheet date. Any resulting exchange differences are included in the Consolidated Statement of Operations. Non-monetary assets and liabilities, other than those measured at fair value, are translated at the exchange rate on the date of the initial transaction. Consolidated Statement of Operations items are translated at the average exchange rate for each period presented.

The Consolidated Financial Statements, including comparative periods, are presented in USD and all values are rounded to the nearest thousand, except where otherwise indicated. The Consolidated Financial Statements are prepared on a going concern basis under the historical cost convention, except for certain financial assets and liabilities that are stated at fair value.

The preparation of the Consolidated Financial Statements requires the use of estimates and assumptions to be made in applying the accounting policies that affect the reported amounts of assets, liabilities, income and expenses. The estimates and related assumptions are based on previous experience and other factors considered reasonable under the circumstances, the results of which form the basis for making the assumptions about carrying values of assets and liabilities that are not readily apparent from other sources.

Principles of consolidation

The Consolidated Financial Statements include Just Energy's accounts and operations and those of its subsidiaries in which the Company has a controlling interest. All intercompany balances, income, expenses, and unrealized gains and losses resulting from intercompany transactions are eliminated on consolidation. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist through arrangements that do not involve controlling voting interests. As such, Just Energy applies the guidance of ASC 810, Consolidations, to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a Variable Interest Entity, should be consolidated.

Use of estimates

The preparation of the Consolidated Financial Statements requires estimates and assumptions about future events that affect the reporting of assets and liabilities at the dates and the reported amounts of revenue and expense, including fair value measurements, estimates of expected obligations, judgments related to the potential timing of events and other estimates. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available. Estimates are used for such items as long-lived assets’ depreciable lives, tax provisions, uncollectible accounts, the valuation of derivative instruments, loss contingencies, and assets acquired and liabilities assumed in business combinations, among others. In addition, estimates are used to test long-lived assets and goodwill for impairment and to determine the fair value of impaired assets. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

Going concern

The Consolidated Financial Statements included herein have been prepared as if the Company were a going concern and in accordance with ASC 852, Reorganizations. See Note 1 for additional details regarding the CCAA proceedings. As a result, the Company has segregated prepetition unsecured or undersecured liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the CCAA proceedings and have classified these items as Liabilities Subject To Compromise on the Company’s Consolidated Balance Sheet. In addition, the Company has

F-13	JUST ENERGY | ANNUAL REPORT 2022

classified all expenses that were incurred as a result of the CCAA proceedings since filing as Reorganization Costs in the Company’s Consolidated Statement of Operations.

Due to the Weather Event and associated CCAA proceedings, the Company’s ability to continue as a going concern for the next 12 months is dependent on the Company emerging from CCAA protection, maintaining liquidity, complying with DIP Facility covenants and extending the DIP Facility maturity if required before emergence from CCAA. The CCAA proceedings cast substantial doubt upon the Company’s ability to continue as a going concern and, accordingly, the ultimate appropriateness of the use of accounting principles applicable to a going concern.

These Consolidated Financial Statements do not reflect the adjustments to carrying values of assets and liabilities and the reported expenses and Consolidated Balance Sheet classifications that would be necessary if the going concern assumption was deemed inappropriate. These adjustments could be material. There can be no assurance that the Company will be successful in emerging from CCAA as a going concern.

4.SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents and restricted cash

All highly liquid investments with an original maturity of three months or less at the time of purchase are cash equivalents.

Restricted cash includes cash and cash equivalents, where the availability of cash to be exchanged or used to settle a liability is restricted by debt arrangements.

Trade and other receivables

Trade receivables are reported on the Consolidated Balance Sheet net of the provision for ECL.

Accrued gas receivable/accrued gas payable or gas delivered in excess of consumption/deferred revenue

Accrued gas receivable from Just Energy’s customers is stated at fair value and results from customers consuming more gas than has been delivered by Just Energy to LDCs. Accrued gas payable represents Just Energy’s obligation to the LDCs for the customers’ excess consumption, over what was delivered to the LDCs.

Gas delivered to LDCs in excess of consumption by customers is stated at the lower of cost and net realizable value. Collections from customers in advance of their consumption of gas result in deferred revenue.

Assuming normal weather and consumption patterns, during the winter months, customers will have consumed more than was delivered, resulting in the recognition of accrued gas receivable and accrued gas payable. In the summer months, customers will have consumed less than what was delivered, resulting in the recognition of gas delivered in excess of consumption as deferred revenue.

Gas in storage

Gas in storage represents the gas delivered to the LDCs. The balance will fluctuate as gas is injected into or withdrawn from storage.

Gas in storage is valued at the lower of cost and net realizable value, with cost being determined based on market cost on a weighted average basis. Net realizable value is the estimated selling price in the ordinary course of business.

Inventory

Inventory is valued at the lower of cost or net realizable value with cost being determined on a weighted average cost basis for inventories. The Company removes these inventories as they are sold to customers. Sales of inventory are classified as an operating activity in the Consolidated Statement of Cash Flows.

ANNUAL REPORT 2022 | JUST ENERGY	F-14

Property and equipment

Property and equipment are stated at cost, net of any accumulated depreciation and impairment losses. Cost includes the purchase price and, where relevant, any costs directly attributable to bringing the asset to the location and condition necessary for its intended use and the present value of all dismantling and removal costs. Where major components of property and equipment have different useful lives, the components are recognized and depreciated separately. Just Energy recognizes, in the carrying amount, the cost of replacing part of an item when the cost is incurred and if it is probable that the future economic benefits embodied in the item can be reliably measured. Depreciation is provided over the estimated useful lives of the assets as follows:

Asset category	Depreciation method	Rate/useful life
Furniture and fixtures	Declining balance	20%
Office equipment	Declining balance	20%
Computer equipment	Declining balance	30%
Leasehold improvements	Straight-line	Shorter of useful life and lease term
Premise assets	Straight-line	4-7 years

An item of property and equipment and any significant part initially recognized is derecognized upon disposal or when no future economic benefits are expected from its use or disposal. Any gain or loss arising on derecognition of the asset is included in the Consolidated Statement of Operations.

The useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate.

Business combinations

In accordance with ASC 805, Business Combinations, all identifiable assets acquired and liabilities assumed are measured at the acquisition date at fair value. The Company records all identifiable intangible assets including identifiable assets that had not been recognized by the acquiree before the business combination. Any excess of the cost of acquisition over the Company’s share of the net fair value of the identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period (which is within one year from the acquisition date), Just Energy may adjust the amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as at the acquisition date. Adjustments related to facts and circumstances that did not exist as at the Consolidated Balance Sheet dates are taken to the Consolidated Statement of Operations. The Company records acquisition-related costs as expenses in the periods in which the costs are incurred, with the exception of certain costs relating to registering and issuing debt or equity securities, which are accounted for as part of the financing.

Goodwill, including impairment

In accordance with ASC 350, Intangibles–Goodwill and Other, the Company recognizes goodwill for the excess cost of an acquired entity over the net value assigned to assets acquired and liabilities assumed. The Company performs goodwill impairment tests annually, as at March 31, 2022, and when events or changes in circumstances indicate that the carrying value may not be recoverable.

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, there is no goodwill impairment.

In the absence of sufficient qualitative factors indicating that it is more-likely-than-not that no impairment occurred, the Company performs a quantitative assessment by determining the fair value of the reporting unit and comparing the fair value to its book value. If the fair value of the reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired. If the book value exceeds fair value, the Company recognizes an impairment loss equal to the difference between book value and fair value. For the purpose of impairment testing, goodwill is allocated

F-15	JUST ENERGY | ANNUAL REPORT 2022

to each of Just Energy’s operating segments that are expected to benefit from the synergies of the combination, irrespective of whether other assets and liabilities of the acquiree are assigned to those segments.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future.

Intangible assets, including impairment

Intangible assets acquired outside of a business combination are measured at cost on initial recognition. Following initial recognition, intangible assets are carried at cost less any accumulated amortization and/or accumulated impairment losses.

Intangible assets with finite useful lives are amortized over the useful economic life and assessed for impairment whenever there is an indication that the intangible asset may be impaired. The intangible assets with finite lives are assessed for impairment whenever indications of impairment exist. The carrying value of such assets is deemed to be impaired if the projected undiscounted cash flows are less than the carrying value. If there is such impairment, a loss is recognized based on the amount by which the carrying value exceeds the fair value. The amortization method and amortization period of an intangible asset with a finite useful life are reviewed at least annually. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset are accounted for by changing the amortization period or method, as appropriate, and are treated as changes in accounting estimates. The amortization expense related to intangible assets with finite lives is recognized in the Consolidated Statement of Operations.

Internally developed intangible assets are capitalized when the product or process is technically and commercially feasible, the future economic benefit is measurable, Just Energy can demonstrate how the asset will generate future economic benefits and Just Energy has sufficient resources to complete development. The cost of an internally developed intangible asset comprises all directly attributable costs necessary to create, produce and prepare the asset to be capable of operating in the manner intended by management.

Gains or losses arising from disposal of an intangible asset are measured as the difference between the net disposal proceeds and the carrying amount of the asset and are recognized in the Consolidated Statement of Operations when the asset is derecognized.

Intangible asset category	Amortization method	Rate/useful life
Customer relationships	Straight-line	10 years
Technology	Straight-line	3-5 years
Brand (finite life)	Straight-line	10 years

Leases

The Company applies ASC 842, Leases, to account for its leases. A lease is a contract or part of a contract whereby the lessor conveys to the lessee, in return for a payment or series of payments, the right to control the use of an asset for an agreed period of time. The determination of whether an arrangement is or contains a lease is based on the substance of the arrangement at the inception date and whether fulfilment of the arrangement is dependent on the use of a specific asset or assets, or the arrangement conveys a right to use the asset. ASC 842 requires lessees to classify most leases as either finance or operating leases. ROU assets are measured at cost, less any accumulated depreciation and impairment losses, and adjusted for any remeasurement of lease liabilities. The cost of ROU assets includes the amount of lease liabilities recognized, initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received. ROU assets are depreciated on a straight-line basis over the shorter of the lease term and the estimated useful lives of the assets, which for existing ROU assets ranges from two years to six years.

At the commencement date of the lease, Just Energy initially measures lease liabilities at the present value of lease payments to be made over the lease term. The lease payments include fixed payments (including in-substance fixed payments) less any lease incentives receivable. The lease payments also include payments of penalties for terminating

ANNUAL REPORT 2022 | JUST ENERGY	F-16

the lease, if the lease term reflects the exercising of the option to terminate. Lease liabilities are grouped into other liabilities on the Consolidated Balance Sheet.

In calculating the present value of lease payments, Just Energy uses its incremental borrowing rate at the lease commencement date if the interest rate implicit in the lease is not readily determinable. After the commencement date, the amount of lease liabilities is increased to reflect the accretion of interest and reduced for the lease payments made. In addition, the carrying amount of lease liabilities is remeasured if there is a modification, a change in the lease term, or a change in the lease.

Just Energy applies the short-term lease exemption to its short-term leases of machinery and equipment (i.e., those leases that have a lease term of 12 months or less from the commencement date and do not contain a purchase option). Lease payments on short-term leases are recognized as expense on a straight-line basis over the lease term.

Derivative instruments and mark-to-market accounting

The Company enters into contracts for the purchase and sale of electricity and natural gas commodities utilizing instruments such as options, swaps and forwards primarily to manage commodity price risks. If the instrument meets the definition of a derivative under ASC 815 Derivatives and Hedging, changes in the fair value of the derivative instruments are recognized in net income as unrealized gains and losses. This recognition is referred to as mark-to-market accounting. The fair values of unsettled derivative instruments under mark-to-market accounting are reported in the Consolidated Balance Sheet as derivative instruments. When derivative instruments are settled and realized gains and losses are recorded, the previously recorded unrealized gains and losses and derivative instrument assets and liabilities are reversed.

Just Energy enters into fixed-term contracts with customers to provide electricity and natural gas at fixed prices. These customer contracts expose Just Energy to changes in consumption as well as changes in the market prices of electricity and natural gas. To reduce its exposure to movements in commodity prices, Just Energy enters into contracts with suppliers that expose the Company to changes in prices for the purchase and sale of electricity and natural gas. The primary factors affecting the fair value of derivative instruments at any point in time are the volume of open derivative positions and the changes of commodity market prices. Prices for electricity and natural gas are volatile, which can result in material changes in the fair value measurements reported in the Consolidated Financial Statements in the future.

Just Energy analyzes all its contracts, of both a financial and non-financial nature, to identify the existence of any “embedded” derivatives. Embedded derivatives are accounted for separately from the underlying contract at the inception date when their economic characteristics are not closely related to those of the host contract and the host contract is not carried as held for trading or designated as fair value in the Consolidated Statement of Operations. These embedded derivatives are measured at fair value with changes in fair value recognized in Consolidated Statement of Operations.

All derivatives are recognized at fair value on the date on which the derivative is entered into and are remeasured to fair value at each reporting date. Derivative instruments are carried in the Consolidated Balance Sheet as assets when the fair value is positive and as liabilities when the fair value is negative. Just Energy does not utilize hedge accounting; therefore, changes in the fair value of these derivatives are recorded directly to the Consolidated Statement of Operations and are included within unrealized gain (loss) on derivative instruments.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). The fair value is based on assumptions that market participants would use when pricing the asset or liability. The fair values are assigned a level within the fair value hierarchy, depending on the source of the inputs into the calculation, as follows:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

F-17	JUST ENERGY | ANNUAL REPORT 2022

●	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.
●	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The carrying amounts for cash and cash equivalents, accounts and notes receivable and accounts and trade and accounts payable approximate fair value based on the short-term nature of these amounts. See Note 13 for additional information regarding fair value measurement of derivative instruments.

Under the guidance of ASC 815, entities may choose to offset cash collateral posted or received against the fair value of derivative positions executed with the same counterparties under the same master netting agreements. The Company has chosen not to offset positions as defined in ASC 815.

Revenue recognition

Just Energy has identified that the material performance obligation is the provision of electricity and natural gas to customers, which is satisfied over time throughout the contract term. Just Energy utilizes the output method to recognize revenue based on the units of electricity and natural gas delivered and billed to the customer each month, and Just Energy has elected to adopt the practical expedient to recognize revenue in the amount to which the entity has a right to invoice, as the entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance to date. Energy sales and services that have been delivered but not billed by period end are estimated. Accrued unbilled revenues are based on estimates of customer usage since the date of the last meter reading provided by the independent system operators or local distribution companies. Estimated amounts are adjusted when actual usage is known and billed. Sales tax is excluded from revenue.

Revenue is measured at the fair value of the consideration received, excluding discounts, rebates and sales taxes.

Just Energy accounts for TDSP charges charged to electricity customers on a gross basis whereby TDSP charges to the customer and payments to the service provider are presented in sales and cost of goods sold, respectively. The Company undertakes to deliver the commodity to the customer at their location across various markets and contract offers. Arranging delivery to the customer’s meter is a part of the activities the Company performs to fulfill its obligation to customers and, as such, the Company is the primary obligor to deliver the commodity to the customer. The Company determined that TDSP charges should be accounted for consistently on a gross basis for the relevant markets where the nature and contractual terms of TDSP charges were similar.

Just Energy is exposed to customer credit risk on its continuing operations in Alberta, Texas, Illinois (gas), California (gas) and Ohio (electricity) and for certain Commercial customers in dual-billing markets including Illinois (power), Pennsylvania (power), Massachusetts (power), New York and New Jersey. Credit review processes have been established to manage the customer default rate. Management factors default from credit risk into its margin expectations for all of the above-noted markets. Foreign currency translation.

Functional and reporting currency

Items included in the Consolidated Financial Statements of each of the Company’s entities are measured using the functional currency. The Consolidated Financial Statements are presented in U.S. dollars, which is the parent Company’s reporting currency.

Transactions

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the Consolidated Statement of Operations.

ANNUAL REPORT 2022 | JUST ENERGY	F-18

Translation of foreign operations

Subsidiaries that have a functional currency different from the reporting currency are translated into the reporting currency as follows:

●	Assets and liabilities for each Consolidated Balance Sheet presented are translated at the closing rate as at the date of that Consolidated Balance Sheet; and
●	Income and expenses for each Consolidated Statement of Operations are translated at the exchange rates prevailing at the dates of the transactions.

On consolidation, exchange differences arising from the translation of the net investment in foreign operations are recorded in OCI.

When a foreign operation is partially disposed of or sold, exchange differences that were recorded in accumulated other comprehensive income are recognized in the Consolidated Statement of Operations as part of the gain or loss on sale.

Goodwill and fair value adjustments arising on the acquisition of a foreign entity are treated as assets and liabilities of the foreign entity and translated at the closing rate.

Earnings (loss) per share amounts

The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share is computed in a similar way to basic earnings (loss) per share except that the weighted average number of shares outstanding is increased to include additional shares introduced from the equity compensation plans described in Note 19(b), assuming the exercise of stock options, RSUs, PSU and DSUs. These outstanding shares are also adjusted for any pre-September 2020 Recapitalization, RSG, PBG, DSGs and convertible debentures, if dilutive.

Share-based compensation plans

Share-based compensation plans are equity-settled transactions. Stock-based compensation is accounted for in accordance with ASC 718, Compensation–Stock Compensation. The cost of share-based compensation is measured by reference to the fair value at the date on which it was granted. Awards are valued at the grant date and are not adjusted for changes in the prices of the underlying shares and other measurement assumptions. The cost of equity-settled transactions is recognized, together with the corresponding increase in equity, over the period in which the performance or service conditions are fulfilled, ending on the date on which the relevant grantee becomes fully entitled to the award. The cumulative expense recognized for equity-settled transactions at each reporting date until the vesting period reflects the extent to which the vesting period has expired and Just Energy’s best estimate of the number of the shares that will ultimately vest. The expense or credit recognized for a period represents the movement in cumulative expense recognized as at the beginning and end of that period.

When units are exercised or exchanged, the amounts previously credited to contributed deficit are reversed and credited to shareholders’ capital.

Employee future benefits

In Canada, Just Energy has established the Canadian Plan for all permanent full-time and permanent part-time employees (working more than 26 hours per week).

For U.S. employees, Just Energy has established the U.S. Plan for all permanent full-time and part-time employees (working more than 30 hours per week) of its subsidiaries.

F-19	JUST ENERGY | ANNUAL REPORT 2022

Participation in the plans in Canada or the U.S. is voluntary. Obligations for contributions to the Canadian and U.S. plans are recognized as an expense in the Consolidated Statement of Operations when the contribution is made by the Company.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires that the Company use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences.

The Company has two categories of income tax expense or benefit — current and deferred, as follows:

●	Current income tax expense or benefit consists solely of current taxes payable less applicable tax credits, and
●	Deferred income tax expense or benefit consists of the change in the net deferred income tax asset or liability, excluding amounts charged or credited to accumulated other comprehensive income.

The Company reports some of its revenues and expenses differently for financial statement purposes than for income tax return purposes, resulting in temporary and permanent differences between the Company's Consolidated Financial Statements and income tax returns. The tax effects of such temporary differences are recorded as either deferred income tax assets or deferred income tax liabilities in the Company's Consolidated Balance Sheet. The Company measures its deferred income tax assets and deferred income tax liabilities using income tax rates that are expected to be in effect when the deferred tax is realized.

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making this determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

The Company accounts for uncertain tax positions in accordance with ASC 740, which applies to all tax positions related to income taxes. Under ASC 740, tax benefits are recognized when it is more-likely-than-not that a tax position will be sustained upon examination by the authorities. The benefit recognized from a position is the amount of benefit that has surpassed the more-likely-than-not threshold, as it is more than 50% likely to be realized upon settlement.

In accordance with ASC 740, changes to existing net deferred tax assets or valuation allowance or changes to uncertain tax benefits are recorded to income tax (benefit)/expense. The Company records interest and penalties accrued related to uncertain tax benefits as interest expense and other expenses respectively.

Provisions and restructuring

Provisions are recognized when Just Energy has an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur, and it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of the obligation.

Selling and marketing expenses

Commissions and various other costs related to obtaining and renewing customer contracts are charged to selling and marketing expense in the Consolidated Statement of Operations in the period incurred except as disclosed below.

Commissions related to obtaining and renewing customer contracts are paid in one of the following ways: all or partially up front or as a residual payment over the term of the contract. If the commission is paid all or partially up front, it is recorded as a customer acquisition cost in other current or non-current assets in the Consolidated Balance Sheet and expensed in selling and marketing expenses over the term for which the associated revenue is earned. If the commission is paid as a residual payment, the amount is expensed as earned.

ANNUAL REPORT 2022 | JUST ENERGY	F-20

Just Energy capitalizes the incremental acquisition costs of obtaining a customer contract as an asset as these costs would not have been incurred if the contract had not been obtained and these costs are amortized in selling and marketing expense over the life of the contract. When the term of the contract is one year or less, the incremental costs incurred to obtain the customer contracts are expensed when incurred.

Just Energy expenses advertising costs as incurred, and these costs are presented in selling and marketing expenses in the Consolidated Statement of Operations and were $20.7 million, $15.2 million, and $5.6 million for the year ended March 31, 2022, 2021 and 2020, respectively.

Green provision and certificates

Just Energy is a retailer of green energy and records a liability as green energy sales are recognized. A corresponding cost is included in cost of goods sold. Just Energy measures its liability based on the compliance requirements of different jurisdictions in which it has operations or where the customers voluntarily subscribed for green energy.

Green certificates are purchased by Just Energy to settle its obligation with the regulators or for trading in the normal course of business. Green certificates are held at cost and presented at the gross amount in the Consolidated Balance Sheets. These certificates are only netted against the obligation when the liability is retired as per the regulations of the respective jurisdiction. Any provision balance in excess of the green certificates held or that Just Energy has committed to purchase is measured at fair value.

Any green energy-related derivatives are forward contracts and are recognized in accordance with the accounting policy discussed under “Derivative instruments and mark-to-market accounting” above.

Non-current assets held for sale and discontinued operations

Just Energy classifies non-current assets and disposal groups as held for sale if their carrying amounts will be recovered principally through a sale transaction rather than through continuing use. Non-current assets and disposal groups classified as held for sale are measured at the lower of their carrying amount and fair value less costs to sell. The criteria for the held for sale classification is regarded as met only when the sale is highly probable, and the asset or disposal group is available for immediate sale in its present condition. Management must be committed to the sale, which should be expected to qualify for recognition as a completed sale within one year from the date of classification. Discontinued operations are excluded from the results of continuing operations and are presented as a single amount as income or loss after tax from discontinued operations in the Consolidated Statement of Operations. Property and equipment and intangible assets are not depreciated or amortized once classified as held for sale.

Investments

Just Energy carries the investments at fair value in the Consolidated Balance Sheet as per the requirements of ASC 321, Investments–Equity Securities. The Company has elected to apply the fair value option for its investments in ecobee and any resultant carrying amount adjustments are recorded in Consolidated Statement of Operations.

Recapitalization

Just Energy completed a recapitalization through a plan of arrangement under the CBCA and accounted for the transaction under the guidance from ASC 470, Debt, as a debt modification and extinguishment through troubled debt restructuring. The Company has recorded a gain net of all costs and fees, as the future undiscounted cash flows were less than the net carrying value of the original debts. See Note 19(b) for additional information regarding the September 2020 Recapitalization.

Reporting during CCAA/bankruptcy

Just Energy has applied ASC 852 and has separately presented its obligations that were incurred prior to the filing of the bankruptcy petition and are subject to compromise, as Liabilities Subject To Compromise on the Consolidated Balance Sheet. Also, the DIP Facility has been accounted for using the same guidance, and all the costs incurred to

F-21	JUST ENERGY | ANNUAL REPORT 2022

obtain the DIP Facility have been directly charged to Reorganization Costs in the Consolidated Statement of Operations.

5.IMPACT OF FUTURE PRONOUNCEMENTS IN U.S. GAAP

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force) (“ASU 2020-01”). ASU 2020-01 clarifies the application of the measurement alternative to transactions that require an entity to apply or discontinue the equity method, and whether certain forward contracts and purchased options on equity securities are in the scope of ASC 321. ASU 2020-01 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company has evaluated the full impact of ASU 2020-01 and concluded that there is no impact to these Consolidated Financial Statements as a result of this adoption.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing several exceptions including the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items and general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 is effective for the Company’s fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company has not yet evaluated the full impact of the ASU 2019-12 on its Consolidated Financial Statements.

6.SIGNIFICANT ACCOUNTING JUDGMENTS, ESTIMATES AND ASSUMPTIONS

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised. Judgments made by management in the application of U.S. GAAP that have a significant impact on the Consolidated Financial Statements relate to the following:

Provision for expected credit loss

The measurement of the provision for ECL for trade accounts receivable requires the use of management’s judgment in estimation techniques, building models, selecting key inputs and making significant assumptions about future economic conditions and credit behaviour of the customers, including the likelihood of customers defaulting and the resulting losses. The Company’s current significant estimates include the historical collection rates as a percentage of revenue and the use of the Company’s historical rates of recovery across aging buckets and the consideration of forward-looking information. All of these inputs are sensitive to the number of months or years of history included in the analysis, which is a key input and judgment made by management.

Deferred income taxes

Significant management judgment is required to determine the amount of deferred income tax assets and liabilities that can be recognized, based upon the likely timing and the level of future taxable income realized, including the usage of tax-planning strategies. Determining the tax treatment on certain transactions also involves management’s judgment.

Fair value of derivative instruments

Where the fair values of derivative assets and liabilities recorded in the Consolidated Balance Sheet cannot be derived from active markets, they are determined using valuation techniques including discounted cash flow models or transacted and quoted prices of identical assets that are not active. The inputs to these models are taken from observable markets where possible, but where this is not feasible, a degree of judgment is required in establishing fair values. The judgment includes consideration of inputs such as liquidity risk, credit risk and volatility. Changes in assumptions about these factors could affect the reported fair value of derivative instruments. Refer to Note 13 for further details about the assumptions as well as a sensitivity analysis.

ANNUAL REPORT 2022 | JUST ENERGY	F-22

Impairment of long-lived and goodwill assets

Estimates are used to test long-lived assets and goodwill for impairment and to determine the fair value of impaired assets. Refer to Note 12 for further information.

Contingencies

Just Energy records reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Gain contingencies are not recorded until management determines it is certain that the future event will become or does become a reality. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events, and estimates of the financial impacts of such events. Just Energy describes in detail its contingencies in Note 25.

7.TRADE AND OTHER RECEIVABLES, NET

(a)Trade and other receivables, net

	As at March 31,
	2022	2021
Trade accounts receivable, net	$147,063	$150,499
Unbilled revenue, net	82,946	82,693
Accrued gas receivable	1,414	663
Commodity receivables	77,518	36,683
Total trade and other receivables, net	$308,941	$270,538

(b)Aging of accounts receivable

Customer credit risk

The lifetime ECL reflects Just Energy’s best estimate of losses on the accounts receivable and unbilled revenue balances. Just Energy determines the lifetime ECL by using historical loss rates and forward-looking factors, if applicable. The Company accrues an allowance for current ECL based on (i) estimates of uncollectable revenues by analyzing accounts receivable aging and current and reasonable forecasts of expected economic factors including weather-related events; and (ii) historical collections and delinquencies.

Just Energy is exposed to customer credit risk on its continuing operations in Alberta, Texas, Illinois (gas), California (gas) and Ohio (electricity) and for certain Commercial customers in dual-billing markets including Illinois (power), Pennsylvania (power), Massachusetts (power), New York and New Jersey). Credit review processes have been implemented to perform credit evaluations of customers and manage customer default. If a significant number of customers were to default on their payments, it could have a material adverse effect on the operations and cash flows of Just Energy.

In the remaining markets, the LDCs provide collection services and assume the risk of any bad debts owing from Just Energy’s customers for a fee that is recorded in cost of goods sold. Although there is no assurance that the LDCs providing these services will continue to do so in the future, management believes that the risk of the LDCs failing to deliver payment to Just Energy is minimal.

F-23	JUST ENERGY | ANNUAL REPORT 2022

The aging of the trade accounts receivable, excluding the provision for expected credit losses, from the markets where the Company bears customer credit risk was as follows:

	As at March 31,
	2022	2021

Current	$57,766	$46,710
1–30 days	16,061	15,439
31–60 days	4,470	3,017
61–90 days	1,220	1,705
Over 90 days	5,106	8,307
Total trade receivables	$84,623	$75,178

(c)Provision for expected credit losses

Changes in the provision for expected credit losses related to the balances in the table above were as follows:

	As at March 31,
	2022	2021

Balance, beginning of year	$18,578	$32,305
Provision for expected credit losses	24,242	25,712
Bad debts written off	(34,504)	(49,725)
Recoveries	5,148	3,850
Foreign exchange	573	6,436
Balance, end of year	$14,037	$18,578

(d)Securitization proceeds receivable from ERCOT

The Company expected to receive the proceeds of $147.5 million from ERCOT the first half of calendar year 2022 and concluded that the threshold for recognizing a receivable was met in December 2021 as the amounts to be received are determinable and ERCOT was directed by its governing body, the PUCT, to take all actions required to effectuate the funding approved in the Final Order. The associated Weather Event Cost Recovery is reflected in Cost of goods sold within the Consolidated Statement of Operations as that is where the initial costs, which are being compensated for, were recorded. The Company received the proceeds of $147.5 million from ERCOT in June 2022.

8.OTHER CURRENT AND NON-CURRENT ASSETS

(a)Other current assets

	As at March 31,
	2022	2021
Prepaid expenses and deposits	$40,347	$41,524
Customer acquisition costs	35,680	36,327
Green certificates assets	53,824	48,880
Gas delivered in excess of consumption	793	516
Inventory	926	2,697
Total other current assets	$131,570	$129,944

ANNUAL REPORT 2022 | JUST ENERGY	F-24

(b)	Other non-current assets

	As at March 31,
	2022	2021
Customer acquisition costs	$30,273	$21,724
Other long-term assets	8,775	6,318
Total other non-current assets	$39,048	$28,042

9.INVESTMENTS

On December 1, 2021, Generac completed the acquisition of all issued and outstanding shares of ecobee, including all of the ecobee shares held by the Company. The Company held approximately 8% of the ecobee shares. The Company received $12.3 million cash and 80,281 shares of Generac common stock. The Company subsequently sold all of the Generac shares for a sum of $28.4 million during December 2021, resulting in total consideration of approximately $40.7 million. This sale has resulted in a gain on investment of $15.0 million recorded in the Consolidated Statement of Operations for the year ended March 31, 2022. The Company could receive up to an additional $8 million in Generac common stock during 2022 and 2023, provided that certain performance targets are achieved by ecobee; no contingent consideration has been recorded at this time because it remains remote.

As at March 31, 2021, the investment was measured using the fair value option under ASC 321. The fair value of the investment had been determined directly from transacted or quoted prices of similar assets that are not active (Level 3 measurement). As at March 31, 2021, the fair value of the ecobee investment was $26.2 million.

10.PROPERTY AND EQUIPMENT

	As at March 31,
	2022	2021
Premise and ROU assets	$24,834	$27,333
Computer equipment	21,106	20,395
Others[1]	21,480	21,314
Total property and equipment	67,420	69,042
Accumulated depreciation[2]	(57,395)	(54,338)
Retirements and write-offs	(3,520)	(527)
Net property and equipment	$6,505	$14,177
1	Others include office equipment, furniture and fixture and leasehold improvements.
2	Depreciation expense on property and equipment totaled $4.6 million, $6.1 million and $14.0 million for the year ended March 31, 2022, 2021 and 2020, respectively.

11.LEASES

Just Energy leases premises and computer equipment. Operating leases with an initial term greater than 12 months are recognized as right-of-use assets and lease liabilities in the Consolidated Balance Sheet. Just Energy made an accounting policy election, as permitted by ASC 842, for all asset classes to not recognize right-of-use assets and lease liabilities in the Consolidated Balance Sheet for its short-term leases, which are leases that have a lease term of 12 months or less. For the initial measurement of lease liabilities, the discount rate that Just Energy uses is either the rate implicit in the lease, if known, or its incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, over a similar term an amount equal to the payments for the lease. The Company recognizes lease expense for all operating leases on a straight-line basis over the lease term.

The Company considers a contract to be or to contain a lease when both of the following conditions apply: 1) an asset is either explicitly or implicitly identified in the contract and 2) the contract conveys to the Company the right to control the use of the identified asset for a period of time. The Company has the right to control the use of the identified asset when the Company has both the right to obtain substantially all the economic benefits from the use of the identified asset and the right to direct how and for what purpose the identified asset is used throughout the period of use.

F-25	JUST ENERGY | ANNUAL REPORT 2022

Lease payments are typically fixed and payable on a monthly, quarterly, semi-annual or annual basis. Lease payments under certain agreements may escalate over the lease term either by a fixed percentage or a fixed dollar amount. The Company has no leases that contain residual value guarantees provided by the Company as a lessee.

Leases are included in property and equipment and non-current and current other liabilities on the Consolidated Balance Sheet. As at March 31, 2022, the current portion of lease liability amounts to $1.9 million and the non-current lease liability amounts to $2.2 million.

(a)	Lease cost

	For the year ended March 31,
	2022	2021	2020
Finance lease cost:
Amortization of ROU assets	$40	$373	$665
Interest on lease liabilities	3	9	49
Operating lease costs	2,080	3,036	4,585
Total lease cost	$2,123	$3,418	$5,299

(b)	Lease term and discount rate for leases

	As at March 31,
	2022	2021
Finance leases:
Weighted average remaining lease term (in years)	2.2	3.2
Weighted average discount rate	6.75%	6.75%
Operating leases:
Weighted average remaining lease term (in years)	2.4	3.3
Weighted average discount rate	6.75%	6.75%

(c)	Annual future payments based on maturities

Annual future payments
For the year ended March 31,
2023	$2,174
2024	1,489
2025	913
2026	6
Thereafter	4
Total undiscounted lease payments	$4,586
Less: present value adjustment	(351)
Total discounted lease payments	$4,235

ANNUAL REPORT 2022 | JUST ENERGY	F-26

12.INTANGIBLE ASSETS

(a)Intangible assets

	As at March 31, 2022
	Cost	Accumulated Amortization	Impairment[2]	Net Book Value
Technology	$107,463	$(71,611)	$(7,215)	$28,637
Brand[3]	14,802	(833)	—	13,969
Others[1]	44,505	(43,296)	—	1,209
Total intangible assets	$166,770	$(115,740)	$(7,215)	$43,815

	As at March 31, 2021
	Cost	Accumulated Amortization	Impairment[2]	Net Book Value
Technology	$97,625	$(56,187)	$(887)	$40,551
Brand[3]	25,812	(557)	(11,026)	14,229
Others[1]	44,223	(42,763)	—	1,460
Total intangible assets	$167,660	$(99,507)	$(11,913)	$56,240

1Includes brokers network ($40.6 million) and customer relationships ($3.9 million).

2Impairment was recorded in the Impairment of goodwill, intangible assets and others line in the Consolidated Statement of Operations.

3Includes $12.4 million in indefinite-lived brand.

All research costs and development costs not eligible for capitalization have been expensed and are recognized in administrative expenses.

(b)Impairment testing of goodwill and intangible assets with indefinite lives

Goodwill acquired through business combinations and intangible assets with indefinite lives have been allocated to one of two operating segments, which are the reporting units. These segments are mass markets and commercial. The table below presents the changes of goodwill for the years ended;

Goodwill

	As at March 31,
	2022	2021
Opening balance	$130,235	$192,212
Impairment	–	(79,500)
Foreign exchange movement	710	17,523
Closing balance	$130,945	$130,235

Goodwill is tested annually for impairment at the level of the two reporting units. Goodwill is also tested for impairment whenever events or circumstances occur that could potentially reduce the fair value of one or more of the reporting units below its carrying value. For the year ended March 31, 2022, there was no impairment loss. For the year ended March 31, 2021, an impairment loss was recognized for the full remaining balance of the goodwill of the commercial segment in the amount of $79.5 million as the carrying value exceeded the fair value. Several factors lead to the impairment of goodwill including the decrease in the Company’s market capitalization as evidenced by the stock price.

An impairment loss was not recognized for the mass market, the Company segments as its fair value exceeded its carrying value. As at March 31, 2022 and March 31, 2021 applied qualitative and quantitative factors and determined that it was more likely than not that the fair value of the mass markets operating segment exceeded its carrying value.

The fair value for purposes of impairment testing for the commercial segment represented the estimated value-in-use. The value-in-use was calculated using the present value of estimated future cash flows applying an appropriate risk-adjusted rate to internal operating forecasts. Management believes that the forecasted cash flows generated based on

F-27	JUST ENERGY | ANNUAL REPORT 2022

operating forecasts are the appropriate basis upon which to assess goodwill and individual assets for impairment. The fair value calculation has been prepared solely for the purposes of determining whether the goodwill balance was impaired. Estimated future cash flows were prepared based on certain assumptions prevailing at the time of the test. The actual outcomes may differ from the assumptions made.

The period included in the estimated future cash flows for the commercial segment includes five years of the operating plans plus an estimated terminal value beyond the five years driven by historical and forecasted trends. Discount rates were derived using a capital asset pricing model and by analyzing published rates for industries relevant to the Company’s reporting units. The key assumptions used in determining the value-in-use of the commercial segment include historical rates of attrition and renewal.

The underlying growth rate is driven by sales forecast, consistent with recent historical performance and taking into consideration sales channels and strategies in place today. Customer acquisition costs included in the forecast are consistent with current trends considering today’s competitive environment. Cost to operate represents management’s best estimate of future cost to operate. Sensitivities to different variables have been estimated using certain simplifying assumptions and did not have a significant impact on the results of the impairment test.

Intangible assets

For the year ended March 31, 2022, an impairment loss was recognized for technology intangible assets in the amount of $7.1 million. For the year ended March 31, 2021, an impairment loss was also recognized for an indefinite-life intangible and definite-lived intangible assets in the amount of $11.9 million for the full remaining balance of the commercial brand and certain technology projects. The impairment amount was included in the Consolidated Statement of Operations. Indicators of impairment were evident for the specific technology projects given the use of software.

For the year ended March 31, 2020, impairment losses were recognized on definite-lived intangible assets for Filter Group Inc., EdgePower Inc. and certain technology projects in the amounts of $6.0 million, $10.4 million and $2.7 million, respectively. The impairment amounts were included in the Consolidated Statement of Operations for the respective period.

(c)Intangible asset aggregate estimated amortization expense for next five years

As at March 31, 2022, the estimated aggregated amortization expense of identifiable intangible assets for each of the next five fiscal years is as shown below.

Intangible
assets
2023	$7,671
2024	5,451
2025	2,896
2026	1,862
2027	1,000
Total	$18,880

13.DERIVATIVE INSTRUMENTS

(a)Fair value of derivative instruments

The fair value of derivative instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Management has estimated the value of financial swaps, physical forwards and option contracts for electricity, natural gas, carbon offsets and RECs, using a discounted cash flow method, which employs market forward curves that are either directly

ANNUAL REPORT 2022 | JUST ENERGY	F-28

sourced from third parties or developed internally based on third-party market data. These curves can be volatile, thus leading to volatility in the mark to market with no immediate impact to cash flows. Gas options have been valued using the applicable market forward curves and the implied volatility from other market traded options. Green power options have been valued using historical volatility. Management periodically uses non-exchange-traded swap agreements based on CDDs and HDDs measured in its utility service territories to reduce the impact of weather volatility on Just Energy’s electricity and natural gas volumes, commonly referred to as “weather derivatives”. The fair value of these swaps on a given measurement station indicated in the derivative contract is determined by calculating the difference between the agreed strike and expected variable observed at the same station.

The following table illustrates unrealized gains (losses) related to Just Energy’s derivative instruments classified as fair value through the Consolidated Statement of Operations and recorded on the Consolidated Balance Sheet as fair value of derivative instrument assets and fair value of derivative instruments liabilities, with their offsetting values recorded in unrealized gain (loss) in fair value of derivative instruments and other on the Consolidated Statement of Operations.

	For the year ended March 31,
	2022	2021	2020
Physical forward contracts and options (i)	$476,050	$4,161	$(96,495)
Financial swap contracts and options (ii)	206,923	54,639	(46,410)
Foreign exchange forward contracts	(818)	(6,202)	6,712
Share swap	–	–	(7,102)
Other derivative options	238	(1,675)	(1,258)
Unrealized gain (loss) on derivative instruments and other	$682,393	$50,923	$(144,553)

The following table summarizes certain aspects of the fair value of derivative instrument assets and liabilities recorded in the Consolidated Balance Sheet as at March 31, 2022:

	Derivative	Derivative	Derivative	Derivative
	instrument	instrument	instrument	instrument
	assets	assets	liabilities	liabilities
	(current)	(non-current)	(current)	(non-current)

Physical forward contracts and options (i)	$373,268	$81,392	$10,195	$5,865
Financial swap contracts and options (ii)	161,838	51,161	2,134	6,856
Foreign exchange forward contracts	–	–	841	195
Other derivative options	3,594	461	–	–
As at March 31, 2022	$538,700	$133,014	$13,170	$12,916

The following tables summarize certain aspects of the fair value of derivative instrument assets and liabilities recorded in the Consolidated Balance Sheet as at March 31, 2021:

	Derivative	Derivative	Derivative	Derivative
	instrument	instrument	instrument	instrument
	assets	assets	liabilities	liabilities
	(current)	(non-current)	(current)	(non-current)

Physical forward contracts and options (i)	$9,951	$5,338	$8,078	$44,629
Financial swap contracts and options (ii)	5,520	2,095	2,821	4,014
Foreign exchange forward contracts	–	–	216	–
Other derivative options	2,911	996	–	–
As at March 31, 2021	$18,382	$8,429	$11,115	$48,643

Individual derivative asset and liability transactions are offset and the net amount reported in the Consolidated Balance Sheet if, and only if, there is currently an enforceable legal right to offset the recognized amounts and there is an intention to settle on a net basis, or to realize the assets and settle the liabilities simultaneously. Individual derivative transactions are typically offset at the legal entity and counterparty level. The impact of netting derivative assets and liabilities is presented in the table below.

F-29	JUST ENERGY | ANNUAL REPORT 2022

	Gross basis amount	Netting impact	Net basis amount
Derivative instrument assets	$910,174	$(238,460)	$671,714
Derivative instrument liabilities	(265,011)	238,925	(26,086)
As of March 31, 2022	$645,163	$465	$645,628

	Gross basis amount	Netting impact	Net basis amount
Derivative instrument assets	$453,666	$(426,855)	$26,811
Derivative instrument liabilities	(483,737)	423,979	(59,758)
As of March 31, 2021	$(30,071)	$(2,876)	$(32,947)

Below is a summary of the derivative instruments classified through the Consolidated Statement of Operations as at March 31, 2022, to which Just Energy has committed:

(i)	Physical forward contracts and options consist of:
●	Electricity contracts with a total remaining volume of 28,489,662 MWh, a weighted average price of $39.56/MWh and expiry dates up to December 31, 2029.
●	Natural gas contracts with a total remaining volume of 116,351,622 MMBtu, a weighted average price of $4.97/MMBtu and expiry dates up to December 31, 2026.
●	RECs with a total remaining volume of 3,774,881 MWh, a weighted average price of $17.97/REC and expiry dates up to December 31, 2029.
●	Green Gas Certificates with a total remaining volume of 657,000 tonnes, a weighted average price of $6.96/tonne and expiry dates up to July 28, 2022.
●	Electricity generation capacity contracts with a total remaining volume of 1,485 MWCap, a weighted average price of $3,931.82/MWCap and expiry dates up to May 31, 2026.
●	Ancillary contracts with a total remaining volume of 1,229,720 MWh, a weighted average price of $19.86/MWh and expiry dates up to December 31, 2025.
(ii)	Financial swap contracts and options consist of:
●	Electricity contracts with a total remaining volume of 18,485,007 MWh, a weighted average price of $54.57/MWh and expiry dates up to December 31, 2025.
●	Natural gas contracts with a total remaining volume of 116,835,000 MMBtu, a weighted average price of $3.59/MMBtu and expiry dates up to March 31, 2027.
●	Ancillary contracts with a total remaining volume of 1,926,706 MWh, a weighted average price of $19.89/MWh and expiry dates up to December 31, 2025.
(iii)	Weather derivatives consist of:
●	HDD natural gas swaps with price strikes to be set on futures index and temperature strikes from 1,652 to 4,985 HDD and an expiry date of March 31, 2023.
●	HDD natural gas swaps with price strikes to be set on futures index and temperature strikes from 3,408 to 4,910 HDD and an expiry date of March 31, 2024.

ANNUAL REPORT 2022 | JUST ENERGY	F-30

These derivative instruments create a credit risk for Just Energy since they have been transacted with a limited number of counterparties. Should any counterparty be unable to fulfill its obligations under the contracts, Just Energy may not be able to realize the derivative instrument asset balance recognized in the Consolidated Financial Statements.

FV hierarchy of derivatives

Level 1

The fair value measurements are classified as Level 1 in the FV hierarchy if the fair value is determined using quoted unadjusted market prices. Currently there are no derivatives carried in this level.

Level 2

Fair value measurements that require observable inputs other than quoted prices in Level 1, either directly or indirectly, are classified as Level 2 in the FV hierarchy. This could include the use of statistical techniques to derive the FV curve from observable market prices. However, in order to be classified under Level 2, significant inputs must be directly or indirectly observable in the market. Just Energy values its NYMEX financial gas fixed-for-floating swaps under Level 2.

Level 3

Fair value measurements that require unobservable market data or use statistical techniques to derive forward curves from observable market data and unobservable inputs are classified as Level 3 in the FV hierarchy. For the electricity supply contracts, Just Energy uses quoted market prices as per available market forward data and applies a price-shaping profile to calculate the monthly prices from annual strips and hourly prices from block strips for the purposes of mark-to-market calculations. The profile is based on historical settlements with counterparties or with the system operator and is considered an unobservable input for the purposes of establishing the level in the FV hierarchy.

For the natural gas supply contracts, Just Energy uses three different market observable curves: (i) commodity (predominately NYMEX), (ii) basis and (iii) foreign exchange. NYMEX curves extend for over five years (thereby covering the length of Just Energy’s contracts); however, most basis curves extend only 12 to 15 months into the future. In order to calculate basis curves for the remaining years, Just Energy uses extrapolation, which leads natural gas supply contracts to be classified under Level 3.

The unobservable inputs could range from $5/MWh or $0.50/Dth for power and natural gas respectively. Please also refer below to commodity price sensitivity for Level 3 derivative instruments.

Fair value measurement input sensitivity

The main cause of changes in the fair value of derivative instruments is changes in the forward curve prices used for the fair value calculations. Just Energy provides a sensitivity analysis of these forward curves under the “Market risk” section of this note.

The following table illustrates the classification of derivative instrument assets (liabilities) in the FV hierarchy as at March 31, 2022:

	Level 1	Level 2	Level 3	Total
Physical forward contracts	$–	$–	$438,600	$438,600
Financial swap contracts	–	124,188	79,821	204,009
Foreign exchange forward contracts	–	–	(1,036)	(1,036)
Other derivative options	–	–	4,055	4,055
Total net derivative instrument assets	$–	$124,188	$521,440	$645,628

F-31	JUST ENERGY | ANNUAL REPORT 2022

The following table illustrates the classification of derivative instrument assets (liabilities) in the FV hierarchy as at March 31, 2021:

	Level 1	Level 2	Level 3	Total
Physical forward contracts and options	$–	$–	$(37,418)	$(37,418)
Financial swap contracts and options	–	542	238	780
Foreign exchange forward contracts	–	–	(216)	(216)
Other derivative options	–	–	3,907	3,907
Total net derivative instrument liabilities	$–	$542	$(33,489)	$(32,947)

Commodity price sensitivity — Level 3 derivative instruments

If the energy prices associated with only Level 3 derivative instruments including natural gas, electricity, and RECs had risen by 10%, assuming that all of the other variables had remained constant, income from continuing operations before income taxes for the three months ended March 31, 2022 would have increased by $327.7 million.

On the contrary, if the energy prices associated with only Level 3 derivative instruments including natural gas, electricity, and RECs had fallen by 10%, assuming that all of the other variables had remained constant, income from continuing operations before income taxes for the three months ended March 31, 2022 would have decreased by $257.5 million, primarily as a result of the change in fair value of derivative instruments.

The following table illustrates the changes in net fair value of derivative instrument assets (liabilities) classified as Level 3 in the FV hierarchy for the following periods:

	As at March 31,
	2022	2021
Balance, beginning of year	$(33,489)	$(60,538)
Total gains (losses)	349,541	(7,080)
Purchases	283,394	(3,211)
Sales	(71,514)	(1,329)
Settlements	(6,492)	38,669
Balance, end of year	$521,440	$(33,489)

(b)Classification of non-derivative financial assets and liabilities

As at March 31, 2022 and March 31, 2021, the carrying value of cash and cash equivalents, restricted cash, trade and other receivables, and trade and other payables approximates their fair value due to their short-term nature.

The risks associated with Just Energy’s derivative instruments are as follows:

(i)Market risk

Market risk is the potential loss that may be incurred as a result of changes in the market or fair value of a particular instrument or commodity. Components of market risk to which Just Energy is exposed are discussed below.

Foreign currency risk

Foreign currency risk is created by fluctuations in the fair value or cash flows of derivative instruments due to changes in foreign exchange rates and exposure as a result of investments in Canadian operations.

The performance of the U.S. dollar relative to the Canadian dollar could positively or negatively affect Just Energy’s Consolidated Statement of Operations, as some portion of Just Energy’s income or loss is generated in Canadian dollars and is subject to currency fluctuations upon translation to U.S. dollars. Just Energy has a policy to economically hedge between 50% and 100% of forecasted cross-border cash flows that are expected to occur within the next 12 months and between 0% and 50% of certain forecasted cross-border cash flows that are expected to occur within

ANNUAL REPORT 2022 | JUST ENERGY	F-32

the following 13 to 24 months. The level of economic hedging is dependent on the source of the cash flows and the time remaining until the cash repatriation occurs.

Just Energy may, from time to time, experience losses resulting from fluctuations in the values of its foreign currency transactions, which could adversely affect its operating results. Translation risk is not hedged.

Interest rate risk

Just Energy is only exposed to interest rate fluctuations associated with its floating rate Credit Facility.

A 1% increase (decrease) in interest rates would have resulted in a decrease (increase) of approximately $1.3 million in income from continuing operations before income taxes in the Consolidated Statement of Operations for the year ended March 31, 2022.

Commodity price risk

Just Energy is exposed to market risks associated with commodity prices and market volatility where estimated customer requirements do not match actual customer requirements. Management actively monitors these positions on a daily basis in accordance with its risk management policy. This policy sets out a variety of limits, most importantly thresholds for open positions in the gas and electricity portfolios, which also feed a value at risk limit. Should any of the limits be exceeded, they are closed expeditiously or express approval to continue to hold is obtained. Just Energy’s exposure to market risk is affected by a number of factors, including accuracy of estimation of customer commodity requirements, commodity prices, volatility and liquidity of markets. Just Energy enters into derivative instruments in order to manage exposures to changes in commodity prices. The derivative instruments that are used are designed to fix the price of supply for estimated customer commodity demand and thereby fix margins. Derivative instruments are generally transacted over the counter. The inability or failure of Just Energy to manage and monitor the above market risks could have a material adverse effect on the operations and cash flows of Just Energy. Just Energy mitigates the exposure to variances in customer requirements that are driven by changes in expected weather conditions through active management of the underlying portfolio, which involves, but is not limited to, the purchase of options including weather derivatives. Just Energy’s ability to mitigate weather effects is limited by the degree to which weather conditions deviate from normal.

Commodity price sensitivity — all derivative instruments

If all the energy prices associated with derivative instruments including natural gas, electricity and RECs had risen by 10%, assuming that all of the other variables had remained constant, income from continuing operations before income taxes for the year ended March 31, 2022 would have increased by $295.2 million.

On the contrary, a fall of 10% in the energy prices associated with derivative instruments including natural gas, electricity and RECs, assuming that all of the other variables had remained constant, income from continuing operations before income taxes for the year ended March 31, 2022 would have decreased by $340.2 million, primarily as a result of the change in fair value of Just Energy’s derivative instruments.

(ii)Physical supplier risk

Just Energy purchases the majority of the gas and electricity delivered to its customers through long-term contracts entered into with various suppliers. Just Energy has an exposure to supplier risk as the ability to continue to deliver gas and electricity to its customers is reliant upon the ongoing operations of these suppliers and their ability to fulfill their contractual obligations.

(iii)Counterparty credit risk

Counterparty credit risk represents the loss that Just Energy would incur if a counterparty fails to perform under its contractual obligations. This risk would manifest itself in Just Energy replacing contracted supply at prevailing market rates, thus impacting the related customer margin. Counterparty limits are established within the risk management policy. Any exceptions to these limits require approval from the Risk Committee of the Board of Directors of Just Energy. The risk department and Risk Committee of the Board of Directors monitor current and potential credit

F-33	JUST ENERGY | ANNUAL REPORT 2022

exposure to individual counterparties and also monitor overall aggregate counterparty exposure. However, the failure of a counterparty to meet its contractual obligations could have a material adverse effect on the operations and cash flows of Just Energy.

As at March 31, 2022 and 2021, Just Energy has applied an adjustment factor to determine the fair value of its derivative instruments in the amount of $2.3 million and $0.9 million, respectively, to accommodate for its counterparties’ risk of default.

As at March 31, 2022 and 2021, the estimated net counterparty credit risk exposure amounted to $580.5 million and $23.1 million, respectively, representing the risk relating to Just Energy’s exposure to derivatives that are in an asset position of which the Company held collateral (cash and letters of credit) against those positions of $103.2 million resulting in a net exposure of $477.3 million.

As at March 31, 2022, the Company recorded $20.3 million of cash collateral posted on its Consolidated Balance Sheet in other current assets.

14.TRADE AND OTHER PAYABLES

	As at March 31,
	2022	2021
Commodity suppliers' accruals and payables	$209,703	$162,921
Green provisions	52,478	61,934
Sales tax payable	15,656	21,864
Non-commodity trade accruals and accounts payable	53,872	54,156
Accrued gas payable	818	433
Other payables	17,396	8,806
Total trade and other payables	$349,923	$310,114

15.LIABILITIES SUBJECT TO COMPROMISE

	2022	2021

Commodity suppliers' accruals and payables	$438,068	$403,395
Non-commodity trade accruals and accounts payable	41,914	19,370
Other non-current liabilities	–	10,191
Debts and financings (Note 16 c-i)	365,908	422,028
Total liabilities subject to compromise	$845,890	$854,984

16.LONG-TERM DEBT AND FINANCING

	As at March 31,
	2022	2021
DIP Facility (a)	$125,000	$100,784
Filter Group financing (b)	1,419	3,671
	126,419	104,455
Less: Current portion	(126,289)	(103,215)
Total long term debt	$130	$1,240

ANNUAL REPORT 2022 | JUST ENERGY	F-34

Future annual minimum principal repayments are as follows:

	Less than			More than
	1 year	1–3 years	4–5 years	5 years	Total
DIP Facility (a)	$125,000	$–	$–	$–	$125,000
Filter Group financing (b)	1,289	130	–	–	1,419
Total principal repayment	$126,289	$130	$–	$–	$126,419

The following table details interest expense. Interest is expensed based on the effective interest rate.

	For the year ended March 31,
	2022	2021	2020
DIP Facility (a)	$16,197	$783	$–
Filter Group financing (b)	231	474	1,346
Credit Facility (c)	16,912	15,585	17,824
Term Loan (d)	–	11,480	–
Note Indenture (e)	–	434	–
8.75% term loan (f)	–	13,286	26,350
6.75% CAD $100M convertible debentures (g)	–	3,506	7,072
6.75% CAD $160M convertible debentures (h)	–	5,116	10,401
6.5% convertible bonds (i)	–	396	2,062
Supplier finance and others	1,528	14,107	15,255
Total interest expense	$34,868	$65,167	$80,310
(a)	As discussed in Note 1, Just Energy filed and received the Court Order under the CCAA on March 9, 2021. In conjunction with the CCAA filing, the Company entered into the DIP Facility for $125.0 million. Just Energy Ontario L.P., Just Energy Group Inc. and Just Energy (U.S.) Corp. are the borrowers under the DIP Facility and are supported by guarantees of certain subsidiaries and secured by a super-priority charge against and attaching to the property that secures the obligations arising under the Credit Facility, created by the Court Order. The DIP Facility has an interest rate of 13.0%, paid quarterly in arrears. On November 11, 2021, the Company amended the DIP Facility to extend the maturity of the DIP Facility to September 30, 2022. The DIP Facility terminates at the earlier of: (a) September 30, 2022, (b) the implementation date of the SISP, (c) the lifting of the stay in the CCAA proceedings or (d) the termination of the CCAA proceedings. For consideration for making the DIP Facility available, Just Energy paid a 1.0% origination fee, a 1.0% commitment fee on March 9, 2021 and a 1.0% amendment fee on November 16, 2021.
(b)	Filter Group has a $1.4 million outstanding loan payable to HTC. The loan is a result of factoring receivables to finance the cost of rental equipment that matures no later than October 2023 with HTC, and bears interest at 8.99% per annum. Principal and interest are payable monthly. Filter Group did not file under the CCAA and, accordingly, the stay does not apply to Filter Group and any amounts outstanding under the loan payable to HTC.
(c)	On March 18, 2021, Just Energy Ontario L.P, Just Energy (U.S.) Corp. and Just Energy Group Inc. entered into the Lender Support Agreement with the lenders under the Credit Facility. Under the Lender Support Agreement, the lenders agreed to allow issuance or renewals of Letters of Credit under the Credit Facility during the pendency of the CCAA proceedings within certain restrictions. In return, the Company has agreed to continue paying interest and fees at the non-default rate on the outstanding advances and Letters of Credit under the Credit Facility. The amount of Letters of Credit that may be issued is limited to the lesser of CAD $46.1 million (excluding the Letters of Credit guaranteed by Export Development Canada under its Account Performance Security Guarantee Program), plus any amount the Company has repaid and CAD $125 million. As at March 31, 2022, the Company had repaid CAD $75.9 million and had a total of CAD $93.6 million of Letters of Credit outstanding.

Certain amounts outstanding under the LC Facility are guaranteed by Export Development Canada under its Account Performance Security Guarantee Program. As at March 31, 2022, the Company had $45.5 million of Letters of Credit outstanding and Letter of Credit capacity of $0.6 million available under the LC Facility.  Just Energy’s obligations under the Credit Facility are supported by guarantees of certain subsidiaries and secured by a general security agreement and a pledge of the assets and securities of Just Energy and the majority of its

F-35	JUST ENERGY | ANNUAL REPORT 2022

operating subsidiaries excluding, primarily Filter Group. Just Energy has also entered into an inter-creditor agreement in which certain commodity and hedge providers are also secured by the same collateral.  As a result of the CCAA filing, the borrowers are in default under the Credit Facility. However, any potential actions by the lenders have been stayed pursuant to the Court Order.

The outstanding advances are all prime rate advances at a rate of bank prime (Canadian bank prime rate or U.S. prime rate) plus 4.25% and letters of credit are at a rate of 5.25%.

As at March 31, 2022, the Canadian prime rate was 2.7% and the U.S. prime rate was 3.5%.

As a result of the CCAA filing, the Credit Facility is reflected as a liability subject to compromise.

(d)	As part of the recapitalization transaction that the September 2020 Recapitalization, Just Energy issued the Term Loan maturing on March 31, 2024. The note bears interest at 10.25%. The balance at March 31, 2022 includes an accrual of $12.6 million for interest payable on the notes through March 9, 2021. As a result of the CCAA filing, the Company is in default under the Term Loan. However, any potential actions by the lenders under the Term Loan have been stayed pursuant to the Court Order, and the Company is not issuing additional notes equal to the capitalized interest. The Term Loan is shown as liability subject to compromise.
(e)	As part of the September 2020 Recapitalization, Just Energy issued the Note Indenture. The principal amount was reduced through a tender offer for no consideration on October 19, 2020 to CAD $13.2 million. The Note Indenture bears an annual interest rate of 7.0% payable in kind. The balance at March 31, 2022 includes an accrual of $0.4 million for interest payable on the notes through March 9, 2021. As a result of the CCAA filing, the Company is in default under the Note Indenture’s Trust Indenture agreement. However, any potential actions by the lenders under the Note Indenture have been stayed pursuant to the Court Order and the Company is not issuing additional notes equal to the capitalized interest. The Note Indenture is shown as a liability subject to compromise.
(f)	As part of the September 2020 Recapitalization, the 8.75% loan was exchanged for its pro-rata share of the Term Loan and 786,982 common shares. At the time of the September 2020 Recapitalization, the 8.75% loan had $207.0 million outstanding plus accrued interest.
(g)	As part of the September 2020 Recapitalization, the 6.75% CAD $100M convertible debentures were exchanged for 3,592,069 common shares along with there pro-rata share of the Note Indenture and the payment of accrued interest.
(h)	As part of the September 2020 Recapitalization, the 6.75% CAD $160M convertible debentures were exchanged for 5,747,310 common shares along with there pro-rata share of the Note Indenture and the payment of accrued interest.
(i)	As part of the September 2020 Recapitalization, the 6.5% convertible bonds were exchanged for there pro-rata share of the Term Loan and 35,737 common shares. At the time of the September 2020 Recapitalization, $9.2 million of the 6.5% convertible bonds were outstanding plus accrued interest.

17.REPORTABLE BUSINESS SEGMENTS

Just Energy has two business segments: the mass market segment and the commercial segment. The mass markets segment includes customers acquired and served under the Just Energy, Tara Energy, Amigo Energy and Terrapass brands. Marketing of the energy products of this segment is primarily done through digital and retail sales channels. The commercial segment includes customers acquired and served under Hudson Energy, as well as brokerage services managed by Interactive Energy Group. Hudson Energy sales are made through three main channels: brokers, in-person commercial independent contractors and inside commercial sales representatives.

The chief operating decision-maker monitors the operational results of the mass market and commercial segments for the purpose of making decisions about resource allocation and performance assessment. Segment performance is evaluated based on certain non-U.S. GAAP measures such as Base EBITDA, Base Gross Margin and Embedded Gross Margin.

Transactions between segments are in the normal course of operations and are recorded at the exchange amount.

ANNUAL REPORT 2022 | JUST ENERGY	F-36

Corporate and shared services report the costs related to management oversight of the business units, public reporting and filings, corporate governance and other shared services functions such as Human Resources, Finance and Information Technology.

The chief operating decision maker does not review the assets and liabilities for the reporting units for decision making purposes.

For the year ended March 31, 2022:

			Corporate and
	Mass markets	Commercial	shared services	Consolidated

Revenues	$1,190,326	$964,282	$–	$2,154,608
Cost of goods sold	933,763	894,215	–	1,827,978
Gross margin	256,563	70,067	–	326,630
Administrative expenses	31,947	11,622	64,617	108,186
Selling and marketing expenses	88,526	46,826	–	135,352
Depreciation and amortization	17,247	2,339	–	19,586
Provision for expected credit loss	23,250	992	–	24,242
Segment income (loss)	$95,593	$8,288	$(64,617)	$39,264
Interest expense				(34,868)
Reorganization costs				(106,235)
Unrealized gain on derivative instruments and other				682,393
Realized gain on derivative instruments				166,155
Gain on investment				15,041
Other expense, net				(394)
Impairment of goodwill, intangible assets and others				(10,377)
Income tax expense				(72,495)
Net income				$678,484

As at March 31, 2022
Total goodwill	$130,945	$–	$–	$130,945

F-37	JUST ENERGY | ANNUAL REPORT 2022

For the year ended March 31, 2021:

			Corporate and
	Mass markets	Commercial	shared services	Consolidated

Revenues	$1,161,905	$912,923	$–	$2,074,828
Cost of goods sold	2,277,182	1,225,321	–	3,502,503
Gross margin	(1,115,277)	(312,398)	–	(1,427,675)
Administrative expenses	26,823	12,551	73,083	112,457
Selling and marketing expenses	81,632	54,136	–	135,768
Depreciation and amortization	15,406	2,706	–	18,112
Provision for expected credit loss	17,590	8,122	–	25,712
Segment loss	$(1,256,728)	$(389,913)	$(73,083)	$(1,719,724)
Interest expense				(65,167)
Reorganization costs				(39,814)
Restructuring costs				(5,368)
Gain on September 2020 Recapitalization transaction, net				38,915
Unrealized gain on derivative instruments and other				50,923
Realized gain on derivative instruments				1,494,001
Impairment of goodwill, intangible assets and others				(91,451)
Other expense, net				(1,384)
Income tax expense				(1,736)
Loss from continuing operations				$(340,805)
Income from discontinued operations, net of income tax				29
Net loss				(340,776)

As at March 31, 2021
Total goodwill	$130,235	$–	$–	$130,235

ANNUAL REPORT 2022 | JUST ENERGY	F-38

For the year ended March 31, 2020:

			Corporate and
	Mass markets	Commercial	shared services	Consolidated

Revenues	$1,320,111	$1,051,591	$–	$2,371,702
Cost of goods sold	954,446	939,851	–	1,894,297
Gross margin	365,665	111,740	–	477,405
Administrative expenses	26,845	15,234	93,135	135,214
Selling and marketing expenses	106,116	59,746	–	165,862
Depreciation and amortization	28,547	2,571	–	31,118
Provision for expected credit loss	54,511	5,775	–	60,286
Segment income (loss)	$149,646	$28,414	$(93,135)	$84,925
Interest expense				(80,310)
Unrealized loss on derivative instruments and other				(144,553)
Realized loss on derivative instruments				(18,327)
Impairment of goodwill, intangible assets and others				(66,221)
Other income, net				25,524
Income tax expense				(5,468)
Loss from continuing operations				$(204,430)
Income from discontinued operations, net of income tax				9,068
Net loss				(195,362)

As at March 31, 2020
Total goodwill	$121,540	$70,672	$–	$192,212

Revenue from external customers

The revenue is based on the location of the customer.

	For the year ended March 31,
	2022	2021	2020
Canada	$477,837	$372,737	$402,830
United States	1,676,771	1,702,091	1,968,872
Total	$2,154,608	$2,074,828	$2,371,702

18.INCOME TAXES

(a)Domestic and foreign components of income from continuing operations before income taxes

	For the year ended March 31,
	2022	2021	2020
Canada	$(123,698)	$(14,380)	$(76,868)
Foreign	874,677	(324,689)	(122,094)
Total	$750,979	$(339,069)	$(198,962)

F-39	JUST ENERGY | ANNUAL REPORT 2022

(b)Income tax provision from continuing operations

	For the year ended March 31,
	2022	2021	2020
Current
Canada	$(3,570)	$(1,407)	$1,559
Foreign	(320)	3,300	3,864
Total - current	$(3,890)	$1,893	$5,423
Deferred
Canada	$573	$(82)	$56
Foreign	75,812	(75)	(11)
Total - deferred	$76,385	$(157)	$45
Total income tax expense	$72,495	$1,736	$5,468

(c)Components of income tax expense or benefit

	For the year ended March 31,
	2022	2021	2020
Current tax expense (benefit)	$(3,890)	$1,893	$5,423
Deferred tax expense (benefit) before valuation allowance	189,950	(81,542)	(65,034)
Tax expense (benefit) related to an increase (decrease) in valuation allowance	(113,565)	81,385	65,079
Total tax expense	$72,495	$1,736	$5,468

(d)Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate

	For the year ended March 31,
	2022	2021	2020
Income (loss) from continuing operations before income taxes	$750,979	$(339,069)	$(198,962)
Combined statutory Canadian federal and provincial income tax rate	26.50%	26.50%	26.50%
Income tax expense (recovery) at statutory rate	$199,009	$(89,853)	$(52,725)
Increase (decrease) in income taxes resulting from:
Foreign tax rate differential	$10,615	$(4,445)	$(3,389)
Permanent differences	(22,212)	14,650	(3,498)
Changes in valuation allowance	(113,565)	81,385	65,080
Return to provision adjustments	(1,352)	—	—
Other	—	—	—
	$72,495	$1,736	$5,468
Effective tax rate	9.7%	(0.5)%	(2.7)%

ANNUAL REPORT 2022 | JUST ENERGY	F-40

(e)Deferred income tax balances

The temporary differences, that give rise to the Company’s deferred tax assets and liabilities consisted of the following:

	As at March 31,
	2022	2021
Deferred tax assets:
Tax operating and capital losses	$130,873	$148,918
Intangibles	21,396	27,780
Deferred financing costs	17,460	12,869
Interest disallowance carryforward per §163(j) of the Internal Revenue Code	16,411	9,062
Receivable allowances	3,491	4,999
Reserves and accruals not currently deductible for tax purposes	4,864	2,864
Property and equipment	1,600	472
Foreign exchange	328	1,699
Derivative instruments	—	10,746
Subtotal	196,424	219,409
Less: Valuation allowance	(96,240)	(209,805)
Total net deferred tax assets	100,184	9,604

Deferred tax liabilities:
Derivative instruments	172,888	912
Property and equipment	2,890	4,294
Reserves and accruals not currently deductible for tax purposes	—	1,168
Investments	—	2,439
Total deferred tax liabilities	175,778	8,813

Valuation allowance	—	—
Net deferred income tax assets (liabilities)	$(75,594)	$791

(f)Uncertain tax positions

The Company is continuously under tax examination in the jurisdictions in which it operates. There are currently no open income tax audits as of March 31, 2022. Tax years that remain subject to examination are tax years ending in 2016 and 2018 to current in Canada and U.S. respectively. The Company is unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in the next 12 months.

(g)Operating loss carryforwards

As at March 31, 2022, the Company has tax-effected cumulative net operating losses of $96,925 available for carryforward of which the Company has recorded a deferred tax asset of $52,955. These losses are set to expire starting 2028 until 2041.   Certain U.S. tax losses are subject to annual limitation under Section 382.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. The Company has evaluated both positive and negative evidence, and as a result, a valuation allowance of $93,853 has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

Canadian income tax has not been recognized on the cumulative undistributed earnings of the Company’s foreign subsidiaries because they are considered to be indefinitely reinvested.  Distribution of these earnings in the form of dividends or otherwise may result in income and withholding taxes payable.  It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

F-41	JUST ENERGY | ANNUAL REPORT 2022

19.SHAREHOLDERS’ CAPITAL

Just Energy is authorized to issue an unlimited number of common shares with no par value. Shares outstanding have no preferences, rights or restrictions attached to them.

(a)Details of issued and outstanding shareholders’ capital:

	For the year ended		For the year ended
	March 31, 2022		March 31, 2021
	Shares	Amount	Shares	Amount
Common shares:
Issued and outstanding
Balance, beginning of year	48,078,637	$1,168,162	4,594,371	$839,778
Share-based awards exercised	–	–	91,854	721
Issuance of shares due to September 2020 Recapitalization	–	–	43,392,412	328,842
Issuance cost	–	–	–	(1,179)
Balance, end of year	48,078,637	$1,168,162	48,078,637	$1,168,162
Preferred shares:
Issued and outstanding
Balance, beginning of year	–	$–	4,662,165	$111,948
Exchanged to common shares	–	–	(4,662,165)	(111,948)
Balance, end of year	–	$–	–	$–
Shareholders' capital	48,078,637	$1,168,162	48,078,637	$1,168,162

Just Energy defines capital as shareholders’ equity (excluding accumulated other comprehensive income) and long-term debt.

(b)	September 2020 Recapitalization

On September 28, 2020, the Company completed the September 2020 Recapitalization. The September 2020 Recapitalization was undertaken through a plan of arrangement under the CBCA and included:

●	The consolidation of the Company’s common shares on a 1-for-33 basis;
●	Exchange of the 6.75% CAD $100M convertible debentures and the 6.75% CAD $160M convertible debentures for common shares and the Note Indenture, as described in Note 16(e), 16(g) and 16(h). The Note Indenture had a principal amount of CAD $15 million as at September 28, 2020, which was reduced to CAD $13.2 million through a tender offer for no consideration on October 19, 2020;
●	Extension of CAD $335 million of the Company’s senior secured credit facilities to December 2023, with revised covenants and a schedule of commitment reductions throughout the term;
●	Existing 8.75% loan and the remaining convertible bonds due December 31, 2020 were exchanged for the Term Loan and common shares, with interest on the new Term Loan to be initially paid in kind until certain financial measures are achieved;
●	Exchange of all of the 8.50%, fixed-to-floating rate, cumulative, redeemable, perpetual preferred shares for 1,556,563 common shares;
●	Accrued and unpaid interest paid in cash on the subordinated convertible debentures until September 28, 2020;
●	The payment of certain expenses of the ad hoc group of convertible debenture holders;
●	The entitlement of holders of Just Energy’s existing 8.75% loan, 6.5% convertible bonds, the subordinated convertible debentures, preferred shares and common shares as of July 23, 2020 to subscribe for post-consolidation common shares at a price per share of CAD $3.412, with subscriptions totaling 15,174,950 common shares resulting in cash proceeds for Just Energy of approximately CAD $51.8 million;
●	Pursuant to the previously announced backstop commitments, the acquisition of 14,137,580 common shares by the backstop parties, on a post-consolidation basis resulting in cash proceeds for Just Energy

ANNUAL REPORT 2022 | JUST ENERGY	F-42

of approximately CAD $48.2 million, for total aggregate proceeds from the equity subscription option of approximately $100.0 million;
●	The issuance of 1,075,615 common shares amounting to CAD $3.67 million by way of an additional private placement to the Company’s 8.75% term loan lenders at the same subscription price available to all securityholders pursuant to the new equity subscription offering;
●	The settlement of litigation related to the 2018 acquisition of Filter Group Inc. pursuant to which shareholders of the Filter Group received an aggregate of CAD $1.8 million in cash and 429,958 common shares; and
●	The implementation of a new management equity incentive plan as described in Note 20.

The September 2020 Recapitalization resulted in total net gain of $38.9 million for the year ended March 31, 2021. The net gain reported in the Consolidated Statement of Operations is made up of the gain of $59.6 million related to reduction in debt, partially offset by $20.7 million of expense incurred in relation to the September 2020 Recapitalization.

The September 2020 Recapitalization did not result in tax expense or cash taxes since any debt forgiveness resulting from the exchange of the convertible debentures was fully reduced by operating and capital losses previously not used.

20.SHARE BASED COMPENSATION PLANS

On September 28, 2020, the Board of Directors of Just Energy approved a new compensation plan referred to as the Equity Plan. The Equity Plan includes options, RSUs, DSUs and PSUs.

Under the Equity Plan, the Company is required to reserve a certain number of (i) options issuable and (ii) other securities issuable under the Plan. The Equity Plan includes a 5% cap on the total number of equity-based securities that can be issued (5% of the issued and outstanding common shares). Accordingly, there is a separate record for options and a separate record for all the other securities (RSUs, DSUs, PSUs). Amounts reserved for the various security types can be amended at any time. The 2020 Equity Compensation Plan was amended on June 25, 2021 to comply with the requirements of the TSX Venture Exchange. In addition to a number of non-material changes, the maximum number of common shares that may be issued pursuant to Awards (as defined in the 2020 Equity Compensation Plan) under the Plan that are not options is limited to a maximum of 2,403,931 common shares.

(a)Options

Under the Equity Plan, 650,000 options were issued to management on October 12, 2020 with an exercise price of CAD $8.46. The exercise price was based on the higher of the closing price on October 9, 2020 or the five-day volume weighted trading price as at October 9, 2020. The expected life under the standardized Black-Scholes methodology is 5.5 years with a volatility capped at a maximum of 70%. The projected annual dividend assumption is nil with a risk- free interest rate using an interpolated 5.5 year risk-free rate of 0.28% based on the Bank of Canada daily benchmark for five- and seven-year bond yields. The estimated market price of the options was CAD $5.70 based on the Black-Scholes option pricing model.

F-43	JUST ENERGY | ANNUAL REPORT 2022

The options vest over a three-year period and the option value is being amortized as share-based compensation over the vesting period of the options.

	For the year ended March 31,
	2022	2021
Balance, beginning of year	650,000	814,166
Less: Cancelled	–	(814,166)
Add: Equity Plan options post September 2020 Recapitalization	–	650,000
Balance, end of year	650,000	650,000

(b)Restricted Share Units

Under the Equity Plan, 23,513 RSUs were granted to one employee based on the five-day volume weighted trading price as at October 9, 2020 of CAD $8.37 with vesting date of December 1, 2020. All 23,513 RSUs vested, and 16,541 shares were issued and the remaining 6,972 RSUs were cancelled for tax withholding.

	For the year ended March 31
	2022	2021
Balance, beginning of the year	–	–
Add: Granted September 2020 Recapitalization	–	23,513
Less: Issued	–	(16,541)
Less: Cancelled to pay taxes and payroll withholding	–	(6,972)
Balance, end of year	–	–

(c)Deferred Share Units

Under the Equity Plan, 190,983 DSUs were granted to company directors in lieu of materially all their annual cash retainers based on the five-day volume weighted trading price as at October 9, 2020 of CAD $8.37. These units were vested immediately on October 12, 2020 and expensed in the prior year. Also, 4,054 DSUs were issued on February 3, 2021.

	For the year ended March 31
	2022	2021
Balance, beginning of the year	186,929	–
Add: Granted September 2020 Recapitalization	–	190,983
Less: Issued as shares	–	(4,054)
Balance, end of year	186,929	186,929

(d)Performance Share Units

The Equity Plan also includes the issuance of PSUs. The Board of Directors, in its sole discretion, determines the performance period applicable to each grant of PSUs at the time of such grant. Unless otherwise specified by the Board of Directors, the performance period applicable to a grant of a period is 36 months starting on the first day and ending on the last day of the Company’s fiscal year.

As at March 31, 2022, no PSUs were granted to any employees.

Pre-September 2020 Recapitalization stock-based compensation plan

Just Energy granted awards under its 2010 share option plan (formerly the 2001 Unit Option Plan) to directors, officers, full-time employees and service providers (non-employees) of Just Energy and its subsidiaries. The Company’s previous stock-based compensation plan grants awarded under the 2010 RSGs Plan (formerly the 2004 unit appreciation rights) were in the form of fully paid RSGs to senior officers, employees and service providers of its subsidiaries. The previous plan also granted awards under the 2013 performance bonus incentive plan in the form of

ANNUAL REPORT 2022 | JUST ENERGY	F-44

fully paid performance bonus grants to senior officers, employees, consultants and service providers of its subsidiaries. Additionally, the previous plan granted awards under its 2010 Directors’ Compensation Plan (formerly the 2004 Directors’ deferred unit grants) to all independent directors on the basis that each director was required to annually receive 15% of their compensation entitlement in deferred share grants. As a result of the September 2020 Recapitalization, all existing restricted share grants, performance bonus grants, and deferred share grants have been exercised and/or cancelled.

(a)Restricted Share Grants

	For the year ended March 31,
	2022	2021
Balance, beginning of year	–	1,071,162
Granted	–	57,939
Exercised	–	(54,185)
Cancelled	–	(1,074,916)
Balance, end of year	–	–

(b)Performance-Based Grants

	For the year ended March 31,
	2022	2021
Balance, beginning of year	–	1,479,699
Granted	–	176,030
Exercised	–	(20,506)
Cancelled	–	(1,635,223)
Balance, end of year	–	–

(c)Deferred Share Grants

	For the year ended March 31,
	2022	2021
Balance, beginning of year	–	82,727
Granted	–	38,696
Exercised	–	(7,861)
Cancelled	–	(113,562)
Balance, end of year	–	–

21.RESTRUCTURING COSTS

For the year ended March 31, 2021, the Company incurred $5.4 million in restructuring costs in relation to the September 2020 restructuring of its senior management. These costs include management costs, structural reorganization and employee-related costs.

22.REORGANIZATION COSTS

Reorganization costs represent the amounts incurred related to the filings under the CCAA Proceedings and consist of:

F-45	JUST ENERGY | ANNUAL REPORT 2022

	For the year ended	For the year ended
	March 31,	March 31,
	2022	2021
Professional and advisory costs	$47,433	$7,396
KERP	7,245	–
Prepetition claims and other costs[1]	51,557	32,418
	$106,235	$39,814
1

These represent charges associated with early termination of certain agreement allowed by the CCAA filing, settlement of claims and the acceleration of deferred financing costs and other fees for the long-term debt subject to compromise and certain other related costs.

23.EARNINGS PER SHARE

	For the year ended March 31,
	2022	2021	2020
BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations available to shareholders	$678,484	$(340,805)	$(204,430)
Income (loss) for the year available to shareholders	$678,484	$(340,776)	(195,362)
Basic weighted average shares outstanding	48,078,637	34,125,199	9,856,640
Basic earnings (loss) per share from continuing operations available to shareholders	14.11	(9.99)	(20.74)
Basic earnings (loss) per share available to shareholders	$14.11	$(9.99)	$(19.82)

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations available to shareholders	$678,484	$(340,805)	$(204,430)
Adjusted income (loss) for the year available to shareholders	$678,484	$(340,776)	$(195,362)
Basic weighted average shares outstanding	48,078,637	34,125,199	9,856,640
Dilutive effect of:
Restricted share grants	—	38,990	80,761
Deferred share grants	—	6,437	8,841
Restricted share units	—	4,252	—
Deferred share units	190,983	87,926	—
Options	650,000	305,357	—
Shares outstanding on a diluted basis	48,919,620	34,568,161	9,946,242
Diluted earnings (loss) from continuing operations per share available to shareholders	13.87	(9.99)	(20.74)
Diluted earnings (loss) per share available to shareholders	$13.87	$(9.99)	$(19.82)

1	The assumed settlement of shares results in an anti-dilutive position for March 31, 2021 and 2020; therefore, these items have not been included in the computation of diluted loss per share.

The shares have been adjusted to reflect the share consolidation due to the September 2020 Recapitalization.

24.DISCONTINUED OPERATIONS

(a)Loss from discontinued operations

In March 2019, Just Energy formally approved and commenced the process to dispose of its businesses in Germany, Ireland and Japan. In June 2019, the U.K. was added to the disposal group. The decision was part of a strategic transition to focus on the core business in North America. In November 2019, Just Energy closed its previously announced sale of Hudson U.K. to Shell Energy Retail Limited and completed the Ireland sale in February 2020. In April 2020, the Company announced that it has sold all of the shares of Just Energy Japan KK to Astmax Trading, Inc. The purchase price was nominal. Previously, these operations were reported within the Mass

ANNUAL REPORT 2022 | JUST ENERGY	F-46

Market segment, while a portion of the U.K. business was allocated to the Commercial segment. On November 30, 2020, the Company sold EdgePower. The disposal of these operations was reclassified and presented in discontinued operations and were previously reported as a Commercial segment.

In March 2021, the Company commenced insolvency proceedings for its German operations and expects to liquidate the German businesses.

(b)	Sale of Just Energy Japan

On April 10, 2020, the Company announced that it has sold all of the shares of Just Energy Japan to Astmax Trading, Inc. The purchase price was nominal, as the business was still in its start-up phase with more liabilities than assets and had fewer than 1,000 customers. The sale of the Japanese subsidiary resulted in nominal gain on sale, which will be reported through income (loss) from discontinued operations.

(c)Disposal of Hudson U.K.

On November 29, 2019, Just Energy closed its previously announced sale of Hudson U.K. to Shell Energy Retail Limited. Pursuant to the share purchase agreement, the aggregate amount of the closing consideration received was £1.5 million ($1.9 million).

(d)Disposal of Just Energy Ireland Limited

On December 18, 2019, Just Energy closed its previously announced sale of substantially all of the assets of Just Energy Ireland Limited to Flogas Natural Limited for €0.6 million ($0.7 million). The Company received 75% of the purchase price in cash at closing and 25% of the purchase price five months after closing.

25.COMMITMENTS AND CONTINGENCIES

Commitments for each of the next five years and thereafter are as follows:

As at March 31, 2022:

	Less than 1 year	1–3 years	4–5 years	More than 5 years	Total
Trade and other payables	$349,923	$–	$–	$–	$349,923
Commodity suppliers' accruals and payables subject to compromise	438,068	–	–	–	438,068
Non-commodity trade accruals and accounts payable subject to compromise	41,914	–	–	–	41,914
Long-term debt	126,289	130	–	–	126,419
Debt and financing subject to compromise	365,908	–	–	–	365,908
Gas, electricity and non-commodity contracts	1,897,786	1,037,341	219,651	37,004	3,191,782
Total	$3,219,888	$1,037,471	$219,651	$37,004	$4,514,014

Under the terms of the Court Orders, any actions against Just Energy to enforce or otherwise effect payment from Just Energy of pre-petition obligations were stayed during the CCAA proceedings.

Just Energy has entered into leasing contracts for office buildings and administrative equipment. These leases have a leasing period of between one and six years. No purchase options are included in any major leasing contracts. Just Energy is also committed under long-term contracts with customers to supply gas and electricity. These contracts have various expiry dates and renewal options.

F-47	JUST ENERGY | ANNUAL REPORT 2022

(a)Surety bonds and letters of credit

	As at March 31, 2022
	Under 1 year	1-3 Years	3-5 Years	Over 5 Years	Total
Surety bonds (i)	$42,100	$–	$–	$–	$42,100
Letters of credit (ii)	120,400	–	–	–	120,400
Other guarantees (subject to compromise) (c)	–	–	–	50,100	50,100
	$162,500	$–	$–	$50,100	$212,600

(i)

Pursuant to separate arrangements with surety bond providers, Just Energy has had surety bonds issued to various counterparties including states, regulatory bodies, utilities, and various other surety bond holders in return for a fee and/or meeting certain collateral posting requirements. Such surety bond postings are required in order to operate in certain states or markets. As at March 31, 2022, Just Energy has provided cash collateral or letters of credit for all outstanding surety bonds.

(ii)

The Company has issued letters of credit in accordance with its credit facility to various counterparties, primarily utilities, state regulatory bodies in the markets it operates in, as well as suppliers.

(b)Officers and directors

Corporate indemnities have been provided by Just Energy to all directors and certain officers of its subsidiaries for various items including, but not limited to, all costs to settle suits or actions due to their association with Just Energy and its subsidiaries and/or affiliates, subject to certain restrictions. Just Energy has purchased directors’ and officers’ liability insurance to mitigate the cost of any potential future suits or actions and is entitled to a priority charge under the Court Order in CCAA proceedings. Each indemnity, subject to certain exceptions, applies for so long as the indemnified person is a director or officer of one of Just Energy’s subsidiaries and/or affiliates. The maximum amount of any potential future payment cannot be reasonably estimated.

(c)Operations

In the normal course of business, Just Energy and/or Just Energy’s subsidiaries have entered into agreements that include guarantees in favour of third parties, such as purchase and sale agreements, leasing agreements and transportation agreements. These guarantees may require Just Energy and/or its subsidiaries to compensate counterparties for losses incurred by the counterparties as a result of breaches in representation and regulation or as a result of litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The maximum payable under these guarantees is estimated to be $50.1 million and are subject to compromise under the CCAA.

(d)Legal proceedings

Just Energy and its subsidiaries are party to a number of legal proceedings. Other than as set out below, Just Energy believes that each proceeding constitutes legal matters that are incidental to the business conducted by Just Energy and that the ultimate disposition of the proceedings will not have a material adverse effect on its consolidated earnings, cash flows or financial position.

On March 9, 2021, Just Energy filed for and received creditor protection pursuant to the Court Order under the CCAA and similar protection under Chapter 15 of the Bankruptcy Code in the United States in connection with the Weather Event. On September 15, 2021, the Ontario Court approved the Company’s request to establish a claims process to identify and determine claims against the Company and its subsidiaries that are subject to the ongoing Claims Procedure Order. As part of the CCAA proceedings and in accordance with the Claims Procedure Order, Just Energy continues to review and determine which claims will be allowed, modified or disallowed, which may result in additional liabilities subject to compromise that are not currently reflected in the Consolidated Financial Statements. Currently, the total claims filed against Just Energy and its subsidiaries pursuant to the Claims Procedure Order are in excess of $14 billion, including approximately $1 billion in secured claims, which include letters of credit. The previously disclosed class action against Just Energy, Just Energy Corp. and Just Energy Ontario L.P. with Haidar Omarali as plaintiff, and certain other class action claims, are subject to the Claims Procedure Order. Just Energy

ANNUAL REPORT 2022 | JUST ENERGY	F-48

expects that the final amount of accepted unsecured claims will be much lower than the face amount of the filed claims. However, on August 4, 2022 Just Energy entered into the Stalking Horse Transaction Agreement with the Stalking Horse Purchaser and the SISP Support Agreement in connection with the SISP that is intended to facilitate its exit from the Company’s ongoing insolvency proceedings as a going concern. The Stalking Horse Transaction provides that certain secured creditors will receive cash payments and/or equity in exchange for their debt, and existing equityholders’ interests will be cancelled or redeemed for no consideration.  In addition, no amounts will be available for distribution to the Just Energy Entities’ general unsecured creditors, including the previously disclosed class action against Just Energy, Just Energy Corp. and Just Energy Ontario L.P. with Haidar Omarali as plaintiff, and certain other class action claims.

On July 23, 2019, Just Energy announced that, as part of its Strategic Review process, management identified customer enrolment and non-payment issues, primarily in Texas. In response to this announcement, and in some cases in response to this and other subsequent related announcements, putative class action lawsuits were filed in the United States District Court for the Southern District of New York, in the United States District Court for the Southern District of Texas and in the Ontario Court, on behalf of investors that purchased Just Energy Group Inc. securities during various periods, ranging from November 9, 2017 through August 19, 2019. The U.S. lawsuits have been consolidated in the United States District Court for the Southern District of Texas with one lead plaintiff and the Ontario lawsuits have been consolidated with one lead plaintiff. The U.S. lawsuit seeks damages allegedly arising from violations of the United States Securities Exchange Act. The Ontario lawsuit seeks damages allegedly arising from violations of Canadian securities legislation and of common law. The Ontario lawsuit was subsequently amended to, among other things, extend the period to July 7, 2020. On September 2, 2020, pursuant to Just Energy’s plan of arrangement, the Superior Court of Justice (Ontario) ordered that all existing equity class action claimants shall be irrevocably and forever limited solely to recovery from the proceeds of the insurance policies payable on behalf of Just Energy or its directors and officers in respect of any such existing equity class action claims, and such existing equity class action claimants shall have no right to, and shall not, directly or indirectly, make any claim or seek any recoveries from any of the released parties or any of their respective current or former officers and directors in respect of any existing equity class action claims, other than enforcing their rights to be paid by the applicable insurer(s) from the proceeds of the applicable insurance policies. Pursuant to the CCAA proceedings, these proceedings have been stayed. Just Energy denies the allegations and will vigorously defend against these claims if they proceed.

On November 12, 2021, Just Energy, along with the Just Energy Parties, initiated the ERCOT Lawsuit against ERCOT and the PUCT in the Houston Court. The ERCOT Lawsuit seeks to recover payments that were made by the Just Energy Parties to ERCOT for certain invoices relating to the Weather Event. On February 2, 2022, the Houston Court dismissed the Lawsuit against the PUCT.

26.RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control the other party or exercise influence over the other party in making financial or operating decisions. The definition includes subsidiaries and other persons.

PIMCO, through certain affiliates, became a 28.9% shareholder of the Company as part of the September 2020 Recapitalization. On March 9, 2021, certain PIMCO affiliates entered into a DIP agreement with the Company for the DIP Facility for $125 million as described in Note 16(a) and comprise the Stalking Horse Purchaser.

F-49	JUST ENERGY | ANNUAL REPORT 2022

27.SUPPLEMENTAL CASH FLOW INFORMATION

Net change in working capital

	For the year ended March 31
	2022	2021	2020
Accounts receivable and unbilled revenue, net	$(37,652)	$7,524	$230,056
Gas in storage	(934)	1,975	(2,151)
Prepaid expenses and deposits	(12,358)	23,735	5,209
Provisions	(4,641)	4,318	(3,976)
Trade and other payables	32,024	(143,242)	(237,384)
Adjustments required to reflect net cash receipts from gas sales	(946)	4,441	(3,940)
	$(24,507)	$(101,249)	$(12,186)

ANNUAL REPORT 2022 | JUST ENERGY	F-50

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

DISCLOSURES CONTROLS AND PROCEDURES

Both the chief executive officer (“CEO”) and chief financial officer (“CFO”) have designed, or caused to be designed under their supervision, the Company’s disclosure controls and procedures which provide reasonable assurance that: (i) material information relating to the Company is made known to management by others, particularly during the period in which the annual and interim filings are being prepared; and (ii) information required to be disclosed by the Company in its annual and interim filings or other reports filed or submitted under securities legislation is recorded, processed, summarized and reported within the time period specified in securities legislation. The CEO and CFO are assisted in this responsibility by a Disclosure Committee composed of senior management. The Disclosure Committee has established procedures so that it becomes aware of any material information affecting Just Energy to evaluate and communicate this information to management, including the CEO and CFO as appropriate, and determine the appropriateness and timing of any required disclosure. Based on the foregoing evaluation, conducted by or under the supervision of the CEO and CFO of the Company’s ICFR in connection with the Company’s financial year-end, it was concluded that because of the material weakness described below, the Company’s disclosure controls and procedures were not effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management used the criteria set forth by the COSO in Internal Control — Integrated Framework (2013) to evaluate the effectiveness of its ICFR as at March 31, 2022. The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment; (ii) control activities (process-level controls); (iii) risk assessment; (iv) information and communication; and (v) monitoring activities. The COSO framework defines a material weakness as a deficiency, or combination of deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis.

Identification of control deficiency and ongoing remediation of material weakness within financial statement close process

Management’s evaluation of ICFR identified an ongoing material weakness resulting from the failure to operate several controls within the financial statement close process that allowed errors to manifest, and, the failure to detect them for an extended period of time, as follows:

Previous identification of control activities material weakness within financial statement close process

The Company did not design or maintain effective control activities to prevent or detect misstatements during the operation of the financial statement close process, including from finalization of the trial balance to the preparation of financial statements.

Ongoing remediation of previously identified control activities material weakness associated with financial statement close process

Management remains committed to the planning and implementation of remediation efforts to address the material weaknesses, as well as to foster improvement in the Company’s internal controls. These remediation efforts continue and are intended to address this identified material weakness and enhance the overall financial control environment. During fiscal 2021, management further increased the amount of personnel to perform the financial statement close process, including the hiring of a CFO and a controller, both with significant financial reporting and retail energy industry experience, promoting individuals within the team and training those individuals to perform their enhanced roles, and strengthening the managerial review process of the financial statement preparation, who remain with the Company at March 31, 2022 and through the date of these Consolidated Financial Statements. These enhancements remaining ongoing, and management continues strengthening the design and operational effectiveness of the financial statement preparation process, including the financial statement disclosure checklist. For the quarter and year ended March 31, 2022, and as disclosed within Part II, Item 8, “Financial Statements and Supplementary Data”, Note 3 Basis of presentation, the Company changed its basis of presentation from IFRS to U.S. GAAP. Due to this change in basis of presentation, not enough time has elapsed to operate the designed controls effectively to conclude that management has remediated the material weakness aforementioned.

No assurance can be provided at this time that the actions and remediation efforts the Company has taken or will implement will effectively remediate the material weaknesses described above or prevent the incidence of other significant deficiencies or material weaknesses in the Company’s internal controls over financial reporting in the future. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Other changes in internal control over financial reporting

Other than as described above, there were no changes in ICFR during the last fiscal year that materially affected, or are reasonably likely to materially affect, ICFR.

INHERENT LIMITATIONS

A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that its objectives are met. Due to these inherent limitations in such systems, no evaluation of controls can provide absolute assurance that all control issues within any company have been detected. Accordingly, Just Energy’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the Company’s disclosure control and procedure objectives are met.

ITEM 9B.OTHER INFORMATION

As at September 30, 2021, we determined that we are no longer qualified as a “foreign private issuer” as such term is defined in Rule 405 under the Securities Act, which means that we are required to comply with all the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers. As a result, we are required under current SEC rules to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. As a foreign private issuer, we previously prepared our consolidated financial statements in accordance with IFRS.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Corporate governance

The Company has an active Board of Directors to guide its operations and ensure transparency to investors. Just Energy’s corporate governance committee meets the recommended standards established by the Canadian and U.S. Securities Administrators and other shareholder groups. The Company’s Board of Directors currently comprises the Executive Chair, the CEO, and five non-management directors.

Board Committees

During Fiscal 2022, Board delegated certain responsibilities to its Committees, which included, (i) the Audit Committee; (ii) the Compensation Committee; (iii) the Risk Committee; (iv) the Nominating and Corporate Governance Committee; and the (v) Legislative and Regulatory Affairs Committee. Each of the Company’s board committees operates under its written mandate which has been adopted by the Board of Directors, copies of which may be found on the Company’s website at investors.justenergy.com.

Audit Committee

The Company’s Audit Committee is comprised of Stephen Schaefer (Chair), James Bell, Dallas Ross, and Marcie Zlotnik. The Company’s Board of Directors has determined that each member of the Audit Committee is independent as defined by applicable securities laws and stock exchange requirements. Mr. Stephen Schaefer is an “audit committee financial expert” within the meaning of Form 20-F General Instruction E(a) and (b) and Instruction 1 to Item 16A of Form 20-F under the Exchange Act and is independent within the meaning of Rule 10A-3 under the Exchange Act and the listing standards of the New York Stock Exchange.

The primary function of the Audit Committee is to assist the Board in fulfilling its oversight responsibilities primarily through (i) overseeing the integrity of the financial statements and financial reporting process and the Company’s systems of internal accounting and financial controls; (ii) overseeing the performance of the internal auditors; (iii) recommending the selection of, retaining and monitoring the independence and performance of the Company’s outside auditors, including overseeing the audits of the Company’s financial statements, and approving any non-audit services; and (iv) facilitating communication among the outside auditors, management, internal auditors and the Board.

Compensation Committee

The Company’s Compensation Committee members are Marcie Zlotnik (Chair), James Bell, Steven Murray, Dallas Ross and Stephen Schaefer. The Company’s Board of Directors has determined that each member of the Compensation Committee is independent as defined by applicable securities laws and stock exchange requirements.

The Compensation Committee’s primary purpose is to assist the Board in fulfilling its oversight responsibilities with respect to: (i) key compensation and human resources policies; (ii) the compensation of each named executive officers as disclosed in the Company’s management information circular; (iii) executive management succession and development; (iv) health, safety and environmental matters; and (v) all other matters normally associated with compensation and policies under Applicable Legislation. The Compensation Committee reviews, at least annually, its duties, responsibilities and performance in order to determine if any changes in practices of the Compensation Committee or amendments to its mandate are necessary.

Code of Ethics

Just Energy has adopted a Code of Business Conduct and Ethics Policy that applies to directors, officers and employees, including the chief executive officer and senior financial officers of Just Energy. It may be accessed at the Company's website at www.justenergy.com. Just Energy also elects to disclose the information required by Form 8-K, Item 5.05, “Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics,” through the Company's website, and such information will remain available on this website for at least a 12-month period. A copy of the “Just Energy Code of Conduct” is available in print to any stockholder who requests it.

Board practices

The Company’s current Directors were elected on August 27, 2020, and their term shall run until the Company’s next Annual General Meeting. On May 26, 2021, the Ontario Court under the CCAA ordered that the Company was relieved of any obligation to call and hold an annual meeting of its shareholders until further order of the Ontario Court. The Company does not provide severance benefits to directors upon termination of their service as a director.

Identification of Directors and Executive Officers

The name, age as of August 4, 2022, principal occupation, and other information highlighting the particular experience, qualifications, attributes and skills concerning of each director are set forth below.

Bell, James, 47— Director

Mr. Bell is currently President and a Director of Dominion Lending Centres Inc. (a TSX Venture Exchange listed company) and serves as a Director of Paramount Resources Ltd. (a TSX listed energy company). Prior thereto, Mr. Bell was General Counsel for Olympia Financial Group Inc. (a TSX listed financial services company) and its wholly-owned subsidiary Olympia Trust Company (a non-deposit taking trust company) and had practiced securities and corporate commercial law as a partner at an international law firm until December 31, 2009. Mr. Bell has acted as legal counsel in connection with various commercial transactions as well as general securities and corporate finance matters. He serves on Paramount’s audit committee and is Chairman of Paramount’s compensation committee. Mr. Bell graduated from the University of Saskatchewan with a Bachelor of Laws degree in 1999. He completed the Canadian Securities Course in January 2014 and the Partners, Directors and Senior Officers course in February 2014.

Gahn, R. Scott, 61 — President and CEO and Director

Mr. Gahn was appointed as the president and chief executive officer of Just Energy on August 2, 2019 and was formerly Executive Vice President and Chief Operating Officer of Just Energy until June 2011.

Mr. Gahn was appointed to the Company’s board of directors on December 17, 2013. Mr. Gahn is also currently serving as Chairman of Modern System Concepts, Inc., a Houston-based life-safety and security firm. Mr. Gahn has a long history in the deregulated energy industry having served on the Texas ERCOT board from 2005 to 2008 and having been involved in the sale of deregulated and regulated electricity and natural gas for 29 years. He was one of the founding shareholders and Chief Executive Officer of Just Energy Texas L.P. which was purchased by Just Energy in 2007, and in that capacity was responsible for North American Wholesale energy supply operations and business developments.

Horton, Anthony, 61 — Executive Chair

Mr. Horton is currently Chief Executive Officer of AR Horton Advisors. He has over 30 years of experience as a corporate executive, independent director, advisor and investment professional.  In addition to Just Energy, Mr. Horton serves as an independent director of Travelport GDS, Team, Inc. and GWH Holdings.  He previously served as an independent director of Strike, LLC, Nordic Aviation Capital (NAC), Castleton Commodities International, LLC, Boardriders, Neiman Marcus, Arena Energy, EXCO Resources, NanoLumens and Seadrill Partners amongst others. Mr. Horton retired as Executive Vice President and Chief Financial Officer at Energy Future Holdings. Mr. Horton holds a Masters of Professional Accounting and Finance from the University of Texas at Arlington/Dallas and a BBA in Economics and Management from the University of Texas at Arlington. He is a Certified Public Accountant (retired), Chartered Financial Analyst, Certified Management Accountant and Certified Financial Manager.

Murray, Steven, 62 — Director

Mr. Murray was President and Chief Executive Officer of Primus Green Energy. Mr. Murray was previously President of Avangard Innovative and Executive Director of Conway MacKenzie. He was also the Chief Operating Officer of Direct Energy and President of Direct Energy Residential, where he led the successful turnaround of the largest deregulated energy company in North America. Mr. Murray has successfully executed 7 turnarounds in the last 15 years in industries ranging from retail energy to steel to chemicals to upstream and recycling. Mr. Murray holds a summa cum laude degree in Chemistry from Edinburgh University and was a full member of the Royal Society of Chemistry in UK.

Ross, Dallas H., 65 — Director

Mr. Ross is a General Partner and Founder of Kinetic Capital Partners in Vancouver, BC whose equity capital and strategic attention is focused on controlling positions in several private companies in the United States with substantial value creation underway. Mr. Ross is Chair or Senior Director of those private companies. Mr. Ross currently also serves on public company boards: he is Chair of Rogers Sugar; Director and Chief Financial Officer of Westshore Terminals; and a Director of Canfor Corporation. Previously he was a Director of Catalyst Paper and was brought in to assist with its financial restructuring as Chair of its Strategic Alternatives Committee; and previously was a Director of Futureshop.com. Mr. Ross was on the Board and Chair of the Campus Task Force and on the Executive Committee of Crofton House School during its substantial campus rebuild. Prior to Kinetic Capital Partners, Mr. Ross was Managing Director Investment Banking in Vancouver and Managing Director Mergers and Acquisitions in Toronto with Scotia McLeod. Mr. Ross holds a Bachelor of Commerce (Honours) from the University of British Columbia, qualified as a Chartered Accountant and has completed the Canadian Securities course and the Partners, Directors and Officers course.

Schaefer, Stephen, 58 — Director

Mr. Schaefer currently serves as Chairman of the Board for Genon Holdings, Inc. and Texgen Power, LLC. He is also Chairman of the Audit Committee for the board of directors at Alpine Summit Energy Partners, Inc (TSXV: ALPS.U) (OTCQX: ASEPF). He previously served on the Board of directors for Homer City Holdings LLC, Element Markets LLC and HB2 Inc. Mr. Schaefer has been actively involved in the deregulated natural gas and electricity markets since 1993. He was a Partner with Riverstone Holdings, a private equity firm focused on energy investing, from 2004 to 2015. While at Riverstone, he served on two of its investment committees and was primarily responsible for conventional power and renewable energy investments. Prior to joining Riverstone, Mr. Schaefer was a Managing Director with Huron Consulting Group, where he founded and headed its Energy Practice. From 1998 to 2003, Mr. Schaefer was Managing Director and Vice President with Duke Energy North America. Mr. Schaefer is a Chartered Financial Analyst and received his B.S., magna cum laude, in Finance and Accounting from Northeastern University in 1987.

Zlotnik, Marcie, 60 — Director

Ms. Zlotnik was the co-founder and Chairman of the Board of StarTex Power, until its sale to Constellation Energy in 2011, and earlier she was co-founder, President, Principal Accounting Officer and a member of the Board of Gexa Energy. Ms. Zlotnik also served on the Board of Crius Energy, one of the largest independent energy retailers in the United States. Zlotnik is the past chair of the Deans Advisory Council at the University of Texas, McCombs School of Business, recently served on the McCombs School Deans search committee and serves on the advisory board of the Gulf Coast Power Association (GCPA). She was an elected member of the Texas ERCOT board, served as a Board Member of TEXALTEL, the association of Texas telecommunication providers, and was a co-founder and Board Member of Texas Energy Association of Marketers (TEAM). Ms. Zlotnik is the 2018 recipient of the GCPA Pat Wood Power Star, in recognition of her significant contributions towards the advancement of competitive energy markets in Texas, the inaugural recipient of the GCPA empowerment Award and was inducted into the University of Texas at Austin McCombs School of Business Hall of Fame in 2015. Ms. Zlotnik earned a Bachelor of Business Administration in Accounting from the University of Texas at Austin.

Brown, James, 59  — Chief Commercial Officer

Mr. Brown was appointed as Chief Commercial Officer of Just Energy Group Inc. in September 2020. He most recently served as the Company’s Chief Financial Officer since April 2018. Mr. Brown joined Just Energy in April 2013 as a Senior Vice President responsible for commodity settlements, and later served as the President of Hudson Energy, responsible for Just Energy’s commercial business. Prior to joining Just Energy, he was the Vice President of Accounting and Finance for Gexa Energy, a subsidiary of Nextera Energy Inc. Prior to that Mr. Brown was a Vice President of Accounting at Constellation Energy Resources Group. Jim received a BA in Accounting from the University of Houston.

Carter, Michael, 51 — Chief Financial Officer

Mr. Carter was appointed as the Chief Financial Officer of Just Energy on September 28, 2020. Mr. Carter’s broad industry experience includes holding key roles in finance, corporate planning and treasury, corporate development and operations. Mr. Carter most recently served as Senior Vice President, Finance at Hunt Power & Hunt Utility Services, an affiliate of Hunt Consolidated, Inc. Prior to his time at Hunt, he held the positions of Senior Vice President, Corporate

Planning and Assistant Treasurer and Senior Vice President, Corporate Development at Energy Future Holdings Corporation (the predecessor of the parent company of Vistra Corporation). He holds a Bachelor of Science, Accounting, from Louisiana State University in Shreveport.

ITEM 11.EXECUTIVE COMPENSATION

We are currently considered a “smaller reporting company”

for the purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited disclosures regarding executive compensation for our last two completed fiscal years. Further, our reporting obligations extend only to the following NEOs which are the individuals who served as principal executive officer and the next two most highly compensated executive officers for the fiscal year ended March 31, 2022.

Summary Compensation Table

The table below sets forth information about compensation awarded to, earned by, or paid to our named executive officers in respect of fiscal 2022 and fiscal 2021:

Name and principal position	Year	Salary (1)	Bonus (2)	Stock Awards	Options Awards (3)	Nonequity Incentive Plan Compensation (4)	All other Compensation (5)	Total Compensation
Gahn, Robert Scott President and CEO	2022	800,000	442,000		Nil	403,641	26,832	1,672,473
	2021	800,000	Nil		452,757	Nil	16,000	1,268,757
Carter, Michael CFO	2022	450,000	303,750		Nil	227,048	17,589	998,387
	2021	225,000	Nil		496,146	56,250	7,616	785,012
Brown, James Chief Commercial Officer	2022	500,000	262,500		Nil	252,275	23,195	1,037,970
	2021	500,000	Nil		450,822	187,500	12,067	1,150,389

(1)The amount of Base Salary for each individual disclosed in the above table reflects the amount actually received by such individual for the year ended March 31, 2022.
(2)Reflects amounts paid under KERP.
(3)Under the Company’s 2020 Equity Plan approved as part of the September Recapitalization, Just Energy may issue Options, RSUs, DSUs and PSUs to the employees and directors of the Company. Under the Equity Plan, 650,000 options were issued to certain members of management on October 12, 2020 with an exercise price of CAD $8.46. The exercise price was based on the higher of the closing price on October 9, 2020 and the five-day volume weighted trading price as of October 9, 2020. The estimated market price of the options was CAD $5.70 based on the Black Scholes option pricing model. The options vest over a three-year period, with one third vesting at the end of each year, and the option value is being amortized as share-based compensation over the vesting period of the options. These options will expire 5 years from the grant date.
(4)Each of the individuals listed in the above table participated in the Fiscal 2022 Annual Incentive Plan. Each participant was eligible for a quarterly Q1, Q2 and Q3 bonus of up to 12.5% of their base salary in each of the first three quarters of the Fiscal year, as well as an annual bonus of up to 100% of their base salary less amounts paid under the quarterly bonuses. All payments are made in cash, subject to applicable taxes and deductions, within 60 days or as close as possible following the release of the financial results for each fiscal quarter.
(5)These amounts represent contributions by the Company to each of the Employee Stock Purchase Plan (U.S.), and 401K (US) contributions. None of the items included in this category exceed $25,000.

Employee Benefit Plans

Just Energy has a Canadian Plan for all regular full time and part time employees working for its Canadian subsidiaries. The Canadian Plan consists of two components: a DPSP and an EPSP. For participants of the DPSP, Just Energy contributes an amount equal to a maximum of 2% per annum of an employee’s base earnings. For the EPSP, Just Energy contributes an amount up to a maximum of 2% per annum of an employee’s base earnings towards the purchase of shares, on a matching, one-for-one basis. Just Energy suspended application of the EPSP as of March 9, 2021 due to the CCAA filing.

Just Energy also has a U.S. Plan for all regular full time and part time employees working in the United States. The U.S. Plan consists of two components: 401(k) plan and ESPP. For participants of the 401(k) plan, Just Energy contributes an amount equal to a maximum of 4% per annum of an employee’s base earnings on a matching, one for one basis. For the ESPP, Just Energy contributes an amount up to a maximum of 3% per annum of an employee’s base earnings towards the purchase of shares, on a matching one for one basis. Employees that wished to participate in both plans were eligible for a maximum matching of up to 5% of an employee’s base earnings. Just Energy suspended application of the ESPP as of March 9, 2021 due to the CCAA filing.

2020 Equity Compensation Plan

The 2020 Equity Compensation Plan was approved by the Directors as part of the September Recapitalization and allows for the Company to issue Options and Share Appreciation Rights, RSUs, DSUs and PSUs to the employees and directors of the Company. The Plan is intended to advance the interests of the Company and its shareholders by attracting, retaining and motivating the performance of selected eligible persons of high caliber and potential upon whose judgement, initiative and effort the Company is largely dependent for the successful conduct of its business, and to encourage and enable such eligible persons to acquire and retain an equity interest in the Company. Eligible person means a director, an employee or a service provided of the Company or a related entity of the Company. The aggregate number of common shares that can be issued under the plan cannot exceed 5% of the outstanding common shares.

Options and Share Appreciation Rights vest as to one-third (1/3) of the Award on the 1st, 2nd and 3rd anniversaries of the grant. The value of such award is to be calculated at the grant date using Black Sholes valuation model and accrued over the vesting period.

Unless otherwise specified by the Board, RSUs hold ratable vesting, at a rate of 1/3 per year over a 3-year period.

The maximum dollar value of Awards issued annually to each Director shall not exceed $150,000 for all awards; and $100,000 for such awards that are Options. These limits shall not apply to DSUs granted to a Director in lieu of any cash retainer or meeting fees and such DSUs shall not be included in determining the limits where the aggregate accounting fair value on the date of grant of such DSUs is equal to the amount of the cash retainer or meeting fees in respect of which such DSUs were granted.

With regards to PSUs, the default performance period is the 36-month period beginning on the first date and ending on the last day of Company’s fiscal year. Target milestones for each performance period are determined by the Board based on measurable performance criteria established by the Board in advance.

The vesting periods and related terms for awards issued under this plan are documented in an award agreement provided to Eligible Persons. In the event of a termination without cause, Eligible Persons are entitled to pro-rata vesting of Awards.

RSG

Prior to September 28, 2020, pursuant to the RSG plan certain other employees of, and consultants to, Just Energy (individually an “RSG Grantee”) may have been entitled, payable in fully paid RSGs which vested at Vesting Dates, ranging from immediately on the Grant Date to 5 years from the Grant Date, provided that on applicable Vesting Dates the RSG Grantee continued to be an employee with or consultant to Just Energy or an affiliate thereof. The RSG Plan was an umbrella plan which governed: (i) RSGs previously granted to a RSG Grantee under employment agreements; (ii) the grant of fully paid RSGs to employees of and consultants to Just Energy and its affiliates, including fully paid RSGs granted as a signing bonus; and (iii) the fully paid long-term retention RSGs granted to certain executives. Fully paid RSG’s were, subject to vesting and the cash out option described below, exchangeable into fully paid common shares on a cumulative basis for up to 10 years from the Grant Date on the basis of one common share for each fully paid RSG. The number of fully paid RSGs to which an RSG Grantee was entitled was determined on the relevant Grant Date by dividing the specified percentage of the amount of the short-term discretionary bonus or long-term targeted incentive bonus to which such Grantee was entitled and/or elected to receive, and which was payable in fully paid RSGs, by the simple or weighted average of the closing market price of the common shares on the TSX for periods ranging between 5 and 10 days for RSGs granted immediately prior to the Grant Date. In some cases, a fixed number of fully paid RSGs were granted to an employee in lieu of a cash bonus without reference to a simple average closing TSX price.

Pending the exchange of fully paid RSGs for common shares, the RSG Grantee was entitled to receive quarterly cash distributions from Just Energy equal to the quarterly dividends such Grantee would otherwise be entitled to receive if the RSGs were common shares, less any applicable withholdings or other tax. All outstanding RSGs, whether or not vested, automatically vested in certain circumstances on the happening of certain events including: death, a change of control combined (other than long-term retention RSGs), dismissal without cause and the inability, in certain circumstances, of Just Energy (or an affiliate thereof) and an executive to settle upon a further employment arrangement at the end of term. RSGs did not carry the right to vote. The total number of common shares which may be made available to any RSG Grantee under the RSG Plan together with any common shares reserved for issuance under options or warrants for services and employee unit purchase plans or any other unit compensation arrangements to such RSG Grantee may not exceed 5% of the issued and outstanding common shares at the Grant Date. RSGs are not assignable.

Holders of RSGs who were U.S. residents, were required to exchange all RSGs which vested during a calendar year prior to the end of the calendar year in which they vested.

The RSG Plan was retired as of September 28, 2020 under the September Recapitalization and all outstanding RSGs were exchange for common shares or cancelled.

Performance Bonus Incentive Plan

Prior to September 28, 2020, the PBG plan operated in parallel with the RSG Plan for employees that were resident in Canada. Under the terms of the PBG Plan, any eligible employee may be granted a number of PBGs, the number of which is determined by the Compensation Committee based on certain pre-defined operational, financial and growth factors contained in the employment agreements for most employees as approved by the compensation committee and board, for the purpose of increasing long-term shareholder value and return. The number of PBGs to be granted to an employee was equal to the result obtained by dividing an employee’s annual performance bonus by the simple average of the TSX closing price for Just Energy common shares for the five consecutive trading days preceding a Grant Date — usually Just Energy’s year end i.e., March 31. PBGs may also be awarded to an employee in a fixed amount on a fully paid basis.

Subject to the terms and conditions of the PBG plan, PBGs entitled the holder to be paid in three equal installments — as to one third thereof on each of the first, second and third anniversaries of the date of grant of such PBGs. On the applicable Vesting Date, Just Energy, at its sole discretion, had the option of settling payment for the PBGs, to which the holder was entitled in the form of either cash or in common shares which may either be acquired by Just Energy on the TSX on which the common shares are listed or be issued from the treasury of Just Energy, or some combination thereof. The PBG Plan did not contain any provisions for financial assistance to the Grantee by Just Energy in respect of PBGs granted thereunder. To the extent the committee determined to pay all or a portion of the PBGs subsequent to a Vesting Date in Just Energy common shares, one common share was issued for each PBG. To the extent the committee determined to pay all or a portion of the PGBs subsequent to a Vesting Date in cash, the amount was determined equal to the product of: (i) the number of vested PBGs and (ii) the simple average closing trading price of the common shares on the TSX for the five consecutive trading days immediately preceding such Vesting Date less any withholding taxes. The PBG Plan provided that the maximum number of common shares reserved for issuance from treasury pursuant to the exchange of outstanding PBGs issuable under the PBG Plan shall be 4 million, which was approximately 2% of the common shares outstanding. The aggregate number of PBGs which could be granted to any single employee could not exceed 5% of the issued and outstanding common shares, calculated on an undiluted basis. In addition, the number of common shares: (a) issuable to insiders at any time, and (b) issued to insiders within any one year period, under all security based compensation arrangements of Just Energy, could not exceed 9% of the issued and outstanding common shares. The expiry date of all PBGs granted pursuant to the PBG Plan could not extend beyond December 31 of the third year following the year in which the PBGs were granted. In the event of a change of control of Just Energy, the Vesting Date(s) applicable to all outstanding PBGs would be accelerated such that the balance of the payments to be made attaching to such PBGs would be paid immediately prior to the date upon which the change of control is completed.

Holders of PBGs, whether vested or unvested, were entitled to receive an incremental quarterly cash bonus or distribution per PBG on a dividend payment date equal to the same amount received by holders of common shares as a dividend on the Just Energy dividend payment date.

The PBG Plan was retired as of September 28, 2020 under the September Recapitalization and all outstanding PBGs were exchange for common shares or cancelled.

KERP

On March 19, 2021, the Ontario Court approved the Company’s KERP in respect of certain key employees deemed critical to the continued operation and stability of the Company. On November 10, 2021, the Ontario Court approved an amendment to the KERP, adding additional payments to certain key employees.

Employment Agreements

The employment agreements for each of the NEOs provides as following with respect to termination of employment:

Termination of Employment for Cause or Resignation without Good Reason

The NEO will be paid any base salary or bonus amounts accrued but unpaid as of the termination date.

Termination without cause

The NEO will be entitled to earned and accrued base salary through the date of termination, a cash amount equal to one year’s base salary, and any bonus entitlement prorated to the termination date.

Change of control

If the employment of the NEO is terminated or if the NEO resigns for good reason, in each case within six months prior to or within twenty-four months following a change of control, the NEO will be entitled to the following:

i.	Accrued base salary through the date of termination;
ii.	Any short or long term bonus earned as of the date of termination but which is unpaid as of the date of termination;
iii.	Payment in the amount of 1.5 times NEO’s base salary for one year;
iv.	Payment of 1.5 times the maximum of the NEO’s short-term discretionary performance bonus opportunity in the year of termination, not to exceed a maximum of 1.5 times the NEO’s base salary; and
v.	The continuation of the medical insurance plan or payment of the associated costs of the medical insurance plan provided for the NEO as of the date of the change of control for a period of twenty-four months following a change of control.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding equity awards held by the NEOs as of March 31, 2022. The vesting schedule applicable to each outstanding award is described in the footnotes to the table below:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date

Gahn, R. Scott (1)	35,000	70,000	Nil	CAD $ 8.46	October 12, 2025
Carter, Michael (1)	26,666	53,334	Nil	CAD $ 8.46	October 12, 2025
Brown, James (1)	33,333	66,667	Nil	CAD $ 8.46	October 12, 2025
(1)	One half of the remaining options are scheduled to vest on March 31, 2023 and the remaining half is scheduled to vest on March 31, 2024.

Director Compensation

The following table sets forth information about compensation awarded to, earned by, or paid to the Company’s non-management directors in respect of fiscal 2022.  Mr. Gahn, the President and CEO, and Mr. Horton, the Executive Chair, do not receive any compensation for their service as directors, and consequently, are not included in this table.

All compensation amounts are in USD.

Director	Fees Earned or Paid in Cash ($)(2)(3)	Total ($)
Bell, James(1)	200,000	200,000
Murray, Steven(1)	215,000	215,000
Ross, Dallas H.(1)	190,000	190,000
Schaefer, Stephen(1)	215,000	215,000
Zlotnik, Marcie(1)(4)(5)	425,000	425,000

(1)	Mr. Bell is the Chair of the Corporate Nominating and Governance Committee. Mr. Murray is the Chair of the Risk Committee. Mr. Schaefer is the Chair of the Audit Committee. Ms. Zlotnik is the Chair of the Compensation, Human Resources, Environmental and Health and Safety Committee as well as the Legislative and Regulatory Affairs Committee.
(2)	The annual base retainer for each non-management director is $190,000.
(3)	Each of the Chairs of the Audit, Risk and Legislative and Regulatory Affairs Committees receives an additional annual fee of $25,000. The Chair of the Compensation, Human Resources, Environmental and Health and Safety Committee receives an additional annual Chair fee of $15,000. The Chair of the Governance Committee receives an additional annual fee of $10,000. The Chair of the Legislative and Regulatory Affairs Committee also received an additional fee of $180,000 in respect of the legislative and regulatory efforts required in Texas following the Weather Event.
(4)	Ms. Zlotnik received $20,000 for additional services provided for the period of December 21, 2021 to March 14, 2022.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our voting securities as of August 4, 2022:

●	each person who is known to us to be the beneficial owner of more than 5% of our voting securities;
●	each of our directors; and
●	each of our named executive officers and all executive officers and directors as a group.

The beneficial ownership percentages set forth in the table below are based on a total of 48,919,620 common shares outstanding or issuable as of August 4, 2022, and includes common shares as well as all other securities which may be converted into common shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Directors
Bell, James	31,351	*
Gahn, R. Scott	107,362	*
Horton, Anthony	97,289	*
Murray, Steven	33,702	*
Ross, Dallas H.	40,768	*
Schaefer, Stephen	53,702	*
Zlotnik, Marcie	24,689	*
Named Executive Officers		*
Brown, James	127,430	*
Carter, Michael	96,541	*
All directors and executive officers as a group	882,772	1.8%
5% Stockholders
Certain Funds managed by PIMCO	13,872,207	28.9%

*Indicates less than 1%.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

A. Major shareholders

As of August 4, 2022, certain funds managed by PIMCO own 13,872,207 common shares, representing 28.9 percent of the Company’s issued and outstanding common shares. These shares were issued to PIMCO in conjunction with the September Recapitalization that was completed on September 28, 2020.

There are no arrangements, known to the Company, the effect of which may at a subsequent date result in a change in control of the Company.

As of August 4, 2022, the Company is not aware of any person holding a greater than 5% registered interest in any class of its voting securities, other than as set forth above. PIMCO does not have any special or separate voting rights than those rights held by the Company’s other shareholders.

B. Related party transactions

Other than the September 2020 Recapitalization and DIP Facility, Just Energy did not have any material transactions with any individuals or companies that are not considered independent during the year ended March 31, 2022.

PIMCO through certain affiliates became a 28.9% shareholder of the Company as part of the September Recapitalization. On March 9, 2021, certain PIMCO affiliates entered into the DIP Facility with the Company to make DIP Facility for $125 million and comprise the Stalking Horse Purchaser. Pursuant to the terms of the DIP Facility, the DIP Facility will bear interest at 13% per annum, calculated and payable quarterly in cash in arrears on the last business day of each calendar quarter (commencing on June 30, 2021). Amounts drawn under the DIP Facility are secured by a super priority charge on the Company’s assets, pursuant to the Court Orders. The Company was obligated to pay a commitment fee of $1.25 million and an origination fee of $1.25 million.

C. Director Independence

The Company’s Board of Directors has determined that each member of the Company’s Committees is independent as defined by applicable securities laws and stock exchange requirements.

D. Family Relationships

There are no familial relationships among the Just Energy directors and executive officers.

E. Interests of experts and counsel

Not applicable.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees charged by Ernst & Young LLP for certain services rendered to the Company during fiscal 2022 and fiscal 2021 (in thousands of U.S. dollars).

	For the year ended	For the year ended
	March 31, 2022	March 31, 2021
Audit fees(1)	2,378	1,940
Audit-related fees(2)	230	238
Tax fees(3)	1,537	710
All other fee(4)	91	11
Total	4,235	2,899
(1)	“Audit fees” means the aggregate fees billed in each of the fiscal years for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements.
(2)	“Audit-related fees” includes assurance and related services reasonably related to the financial statement audit and not included in audit services.
(3)	“Tax fees” means the aggregate fees billed in each of the fiscal years for professional services rendered by Ernst & Young LLP for tax compliance and tax advice and related services.
(4)	“All other fees” includes the aggregate fees billed in each of the fiscal years for non-audit services rendered which were not listed above.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Articles of Arrangement, dated September 28, 2020 (incorporated herein by reference to Exhibit 99.2 of Form 6-K (file number 001-35400) filed with the SEC on October 1, 2020).

3.2	Articles of Amendment, dated February 6, 2017 (incorporated herein by reference to Exhibit 3 to the Registration Statement on Form 8-A (file number 001-35400) filed with the SEC on February 8, 2017).

3.3

General By-Law, By-Law No. 1, dated May 21, 2010 (incorporated herein by reference to Exhibit 4 to the Registration Statement on Form 8-A (file number 001-35400) filed with the SEC on February 8, 2017).

4.1	*	Form of Share Certificate for common shares.

4.2		Description of Common Shares (incorporated by reference to the Annual Report on Form 40-F (file number 001-35400) for the fiscal year ended March 31, 2020, filed with the SEC on July 9, 2020).

4.3

Investor Rights Agreement, dated September 28, 2020, between Just Energy Group Inc. and the parties named therein (incorporated herein by reference to Exhibit 99.3 to the Form 6-K filed by Just Energy Group Inc. on October 1, 2020, File No. 001-35400).

4.4

Trust Indenture, dated September 28, 2020, between Just Energy Group Inc. and Computershare Trust Company of Canada (incorporated herein by reference to Exhibit 99.4 to the Form 6-K filed by Just Energy Group Inc. on October 1, 2020, File No. 001-35400).

10.1

First Amended and Restated Loan Agreement, dated September 28, 2020, among Just Energy Group Inc., as borrower, Computershare Trust Company of Canada, as agent, and Sagard Credit Partners, LP and the other lenders party thereto (incorporated by reference to Exhibit 99.5 of Form 6-K (file number 001-35400) filed with the SEC on October 1, 2020).

10.2

Investor Rights Agreement, dated September 28, 2020, among Just Energy Group Inc., Sagard Credit Partners, LP, Sagard Credit Partners (Cayman), LP, LVS III SPE XV LP, TOCU XVII LLC, HVS XVI LLC and OC II LVS XIV LP (incorporated by reference to Exhibit 99.3 of Form 6-K (file number 001-35400) filed with the SEC on October 1, 2020).

10.3

Trust Indenture, dated as of September 28, 2020, between Just Energy Group Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 99.4 of Form 6-K (file number 001-35400) filed with the SEC on October 1, 2020).

10.4

Ninth Amended and Restated Credit Agreement, dated September 28, 2020, among Just Energy Ontario L.P. and Just Energy (U.S.) Corp., as borrowers, National Bank of Canada, as administrative agent, co-lead arranger and joint bookrunner, Canadian Imperial Bank of Commerce, as co-lead arranger and joint bookrunner, National Bank of Canada, Canadian Imperial Bank of Commerce and the other lenders party thereto (incorporated by reference to Exhibit 99.6 of Form 6-K (file number 001-35400) filed with the SEC on October 1, 2020).

10.5	*	Accommodation and Support Agreement, dated March 18, 2021, among, inter alios, Just Energy Ontario L.P., Just Energy (U.S.) Corp., Just Energy Group Inc., and National Bank of Canada.
10.6

Plan Support Agreement, dated May 12, 2022, among Just Energy Group Inc., the other Just Energy Entities as defined therein, the Plan Sponsor as defined therein, Shell as defined therein, CBHT as defined therein, Supporting Secured CF Lenders and Credit Facility Agent as defined therein and the Supporting Unsecured Creditors as defined therein  (incorporated by reference to Exhibit 99.2 of Form 6-K (file number 001-35400) filed with the SEC on May 13, 2022).

10.7

Backstop Commitment Letter, dated May 12, 2022, by and among Just Energy (U.S.) Corp. and the initial backstop parties thereto (incorporated by reference to Exhibit 99.3 of Form 6-K (file number 001-35400) filed with the SEC on May 13, 2022).

10.8	*

Plan of Compromise and Arrangement pursuant to the Companies’ Creditors Arrangement Act concerning, affecting and involving the Applicants and the partnerships listed in Schedule “A” thereto, dated May 26, 2022.

10.9	*+	Support Agreement, dated as of August 4, 2022, by and among the Just Energy Entities, the Sponsor and the other parties thereto.

10.10	*+	Transaction Agreement, dated as of August 4, 2022, by and among the Initial Backstop Parties party thereto and Just Energy (U.S.) Corp.

10.11	†	Amended and Restated Chief Executive Officer Employment Agreement, effective November 11, 2020, among Just Energy Group Inc., Just Energy (U.S.) Corp. and R. Scott Gahn.

10.12	†	Executive Employment Agreement, effective September 28, 2020, among Just Energy Group Inc., Just Energy (U.S.) Corp. and Michael Carter.

10.13	†	Executive Employment Agreement, effective September 28, 2020, between Just Energy (U.S.) Corp. and James Brown.

21.1	*	Subsidiaries of Just Energy Group Inc.

23.1	*	Consent of Ernst & Young LLP.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	Interactive data files (formatted as Inline XBRL).

104	*	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
**	Furnished herewith
+

Certain schedules and items to this Exhibit have been omitted in accordance with Items 601(b)(2) and 601(b)(10) of Regulation S-K. The Company hereby agrees to hereby furnish supplementally a copy of all omitted schedules and items to the SEC upon its request.

†    Indicates management contract or compensatory plan or arrangement.

SIGNATURE

The registrant hereby certifies that it meets all of the requirements for filing on Form 10-K and that it has duly caused and authorized the undersigned to sign this Annual Report on its behalf.

JUST ENERGY GROUP INC.

	By:	/s/ Michael Carter
Date: August 5, 2022		Michael Carter
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ R. Scott Gahn
R. Scott Gahn	President, Chief Executive Officer and Director (Principal Executive Officer)	August 5, 2022
/s/ Michael Carter
Michael Carter	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 5, 2022
/s/ James Bell
James Bell	Director	August 5, 2022
/s/ Anthony Horton
Anthony Horton	Executive Chair	August 5, 2022
/s/ Steven Murray
Steven Murray	Director	August 5, 2022
/s/ Dallas H. Ross
Dallas H. Ross	Director	August 5, 2022
/s/ Stephen Schaefer
Stephen Schaefer	Director	August 5, 2022
/s/ Marcie Zlotnik
Marcie Zlotnik	Director	August 5, 2022