Form 10-Q
period 2022-06-30
Just Energy Group Inc.
filed 2022-08-29
CIK 1538789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, No Par Value per Share	JENGQ	N/A

* Just Energy Group Inc.’s common stock currently trades on the OTC Pink Market under the symbol “JENGQ”.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐   No ☐

Based on the closing price as reported on the OTC Pink Market, the aggregate market value of the registrant's Common Stock held by non-affiliates on September 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $38,462,910.  Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer or the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's Common Stock as of August 29, 2022 was 48,078,637.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 may contain forward-looking statements, including, without limitation, statements with respect to the CCAA proceedings. These statements are based on current expectations that involve several risks and uncertainties which could cause actual results to differ from those anticipated, which risks are described in Part1A “Risk Factors” of the Company’s Annual Report. These risks include, but are not limited to, risks with respect to the ability of the Company to continue as a going concern; the outcome of proceedings under the CCAA and similar proceedings in the United States, including the SISP; the outcome of any potential litigation with respect to the Weather Event, the outcome of any invoice dispute with ERCOT; the Company’s discussions with key stakeholders regarding the CCAA proceedings; the impact of the evolving COVID-19 pandemic on the Company’s business, operations and sales; uncertainties relating to the ultimate spread, severity and duration of COVID-19 and related adverse effects on the economies and financial markets of countries in which the Company operates; the ability of the Company to successfully implement its business continuity plans with respect to the COVID-19 pandemic; the Company’s ability to access sufficient capital to provide liquidity to manage its cash flow requirements; general economic, business and market conditions; the ability of management to execute its business plan; levels of customer natural gas and electricity consumption; extreme weather conditions; rates of customer additions and renewals; customer credit risk; rates of customer attrition; fluctuations in natural gas and electricity prices; interest and exchange rates; actions taken by governmental authorities including energy marketing regulation; increases in taxes and changes in government regulations and incentive programs; changes in regulatory regimes; results of litigation and decisions by regulatory authorities; competition; and dependence on certain suppliers. Additional information on these and other factors that could affect Just Energy’s operations or financial results are included in Just Energy’s Annual Report and other reports on file with the SEC’s website at www.sec.gov or Canadian securities regulatory authorities which can be accessed through the SEDAR website at www.sedar.com or through Just Energy’s website at investors.justenergy.com.

GLOSSARY OF KEY TERMS

Annual Report	Annual report on Form 10-K
ASC	Accounting Standards Codification
Base EBITDA

Base Earnings Before Interest, Tax, Depreciation and Amortization adjusted for various items as defined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Base Gross Margin	The gross margin adjusted for the effect of various items as defined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
Base Gross Margin per RCE	Base Gross Margin realized on Just Energy’s RCE customer base, including gains (losses) from the sale of excess commodity supply excluding the impacts of the Weather Event or Reorganization Costs
BP Claim	Certain pre-filing secured claims in the aggregate principal amounts of approximately $229.5 million and CAD 0.2 million, plus accrued and unpaid interest
CAD	Canadian dollars
CCAA	Companies' Creditors Arrangement Act
Chapter 15	Chapter 15 of the U.S. Bankruptcy Code
Claims Procedure Order	Order of Ontario Court dated September 15, 2021 establishing the process to identify and determine claims against the Company under the CCAA proceedings
Commodity RCE attrition	Percentage of energy customers whose contracts were terminated prior to the end of the term either at the option of the customer or by Just Energy
Company	Just Energy Group Inc. and/or its consolidated subsidiaries depending on context
Court Orders	Orders approved by the Ontario Court under CCAA and the Houston Court under Chapter 15 in the U.S. Bankruptcy Code that provide creditor protection
COVID-19	Coronavirus pandemic
Credit Facility	Just Energy’s credit facility as described in Part I, Item 1, “Condensed Consolidated Financial Statements and Notes”, Note 9(c), Long Term Debt and Financing
Customer count	Number of customers with a distinct address rather than RCEs
DIP Facility	$125 million Debtor-in-possession facility entered into March 9, 2021 between PIMCO and the Company
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization and is non-U.S. GAAP measure that reflects the operational profitability of the business
ECL	Expected credit losses
Embedded Gross Margin

Embedded Gross Margin (“EGM”) represents the gross margin based on management's estimates for the future as defined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

ERCOT	Electric Reliability Council of Texas, Inc
ERCOT Lawsuit	Litigation initiated against ERCOT and the PUCT in the Houston Bankruptcy Court on November 12, 2021
FASB	Financial Accounting Standards Board
Failed to renew	Customers who did not renew expiring contracts at the end of their term
Filter Group	Filter Group Inc.
Final Order	Financing order issued by the PUCT in October 2021 authorizing the securitization of these costs by ERCOT under HB 4492
Free Cash Flow	Cash flow from operations less maintenance capital expenditures as defined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
HB 4492	Texas House Bill 4492 which provides a mechanism for recovery of the costs, incurred by various parties, including the Company, during the Weather Event, through certain securitization structures
Houston Court	Bankruptcy Court of the Southern District of Texas, Houston Division
HTC	Home Trust Company
ICFR	Internal Control over Financial Reporting

Interim Condensed Consolidated Financial Statements

Interim Condensed Consolidated Balance Sheets for the years ended June 30, 2022 and Audited Consolidated Balance Sheets for the years ended March 31, 2021, the related Interim Condensed Consolidated Statements of Operations, Interim Condensed Statements of Comprehensive Loss, Interim Condensed Consolidated Statements of Cash Flows, and Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity, for the three months ended June 30, 2022 and 2021, and related notes

ISO	Independent System Operator
Just Energy	Just Energy Group Inc. and/or its consolidated subsidiaries depending on context
Just Energy Entities	Just Energy and certain subsidiaries that filed under the CCAA
Just Energy Parties	Just Energy Texas LP, Just Energy Texas I, Corp., Fulcrum Retail Energy LLC, and Hudson Energy Services LLC
KERP	Key employee retention plan
LC Facility	Letter of credit facility described in Part I, Item 1, "Condensed Consolidated Financial Statements and Notes", Note 9(c), Long Term Debt and Financing
LDC	A local distribution company; the natural gas or electricity distributor for a regulatory or governmentally defined geographic area
Lender Support Agreement	Accommodation and support agreement entered into with Lenders of the Credit Facility
Liquidity	Cash and cash equivalents
MD&A	Management Discussion and Analysis of Financial Condition and Results of Operations
NEX	Board of the TSX Venture Exchange
Non-U.S. GAAP financial measures	All measures defined in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Indenture	CAD 15.0 million principal amount of 7.0% subordinated notes to holders of the subordinated convertible debentures, which has a six-year maturity
NYMEX	New York Mercantile Exchange
Ontario Court	Ontario Superior Court of Justice (Commercial List)
PIMCO	Pacific Investment Management Company
PUCT	Public Utility Commission of Texas
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

September 2020 Recapitalization	The recapitalization transaction that the Company completed on September 28, 2020
SISP	Proposed Sale and Investment Solicitation Process announced on August 4, 2022
SISP Order	An order of the Ontario Court approving the SISP
SISP Support Agreement	An agreement between the Just Energy Entities, the Stalking Horse Purchaser and certain other parties under which the parties agree to support the Stalking Horse Transaction and the SISP process

Stalking Horse Purchaser	Collectively, the lenders under the Company’s debtor-in-possession financing facility, one of their affiliates and the holder of the BP Claim
Stalking Horse Transaction	The transaction contemplated by the stalking horse transaction agreement under which the Stalking Horse Purchaser will become the sole owner of the Just Energy Entities
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

Term Loan	The $206 million senior unsecured 10.25% term loan facility entered into on September 28, 2020 pursuant to the September 2020 Recapitalization, which has a maturity date of March 31, 2024
Unlevered Free Cash Flow	Free cash flow plus interest expense excluding the non-cash portion as defined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
U.S.	United States of America
U.S. GAAP	U.S. Generally Accepted Accounting Principles
Vesting Order	An order of the Ontario Court approving the Stalking Horse Transaction
Weather Event	The extreme weather event in Texas in February 2021
Weather Event Costs

(i) ancillary service charges above $9,000/MWh during the Weather Event; (ii) reliability deployment price adders charged by ERCOT during the Weather Event; and (iii) amounts owed to ERCOT due to defaults of competitive market participants, which were subsequently “short-paid” to market participants, including Just Energy

PART I – FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

Interim Condensed Consolidated Balance Sheets

As at June 30

(in thousands of U.S. dollars)

		As at	As at
		June 30, 2022	March 31, 2022
	Notes	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents		$220,962	$125,755
Restricted cash		2,630	2,736
Trade and other receivables, net	4(a)	356,059	308,941
Securitization proceeds receivable from ERCOT		–	147,500
Gas in storage		23,333	3,313
Derivative instruments	6	727,447	538,700
Income taxes recoverable		10,724	11,774
Other current assets	5(a)	175,581	131,570
Total current assets		1,516,736	1,270,289
Non-current assets
Property and equipment, net		5,846	6,505
Intangible assets, net		44,434	43,815
Goodwill		127,522	130,945
Derivative instruments	6	171,835	133,014
Deferred income taxes		148	198
Other non-current assets	5(b)	44,850	39,048
Total non-current assets		394,635	353,525
TOTAL ASSETS		$1,911,371	$1,623,814

LIABILITIES
Current liabilities
Trade and other payables	7	$385,391	$349,923
Deferred revenue		1,528	695
Income taxes payable		2,169	2,370
Derivative instruments	6	11,953	13,170
Current portion of long-term debt	9	125,854	126,289
Total current liabilities		526,895	492,447
Liabilities subject to compromise	7, 8, 9	847,239	845,890
Non-current liabilities
Long-term debt	9	39	130
Derivative instruments	6	22,627	12,916
Deferred income taxes		140,422	75,792
Other non-current liabilities		16,742	2,438
Total non-current liabilities		179,830	91,276
TOTAL LIABILITIES		$1,553,964	$1,429,613
Commitments and contingencies	15
SHAREHOLDERS’ EQUITY
Common shares, no par value; unlimited shares authorized at June 30, 2022 and March 31, 2022; 48,078,637 shares issued and outstanding at June 30, 2022; 48,078,637 shares issued and outstanding at March 31, 2022	12	$1,168,162	$1,168,162
Contributed deficit		(11,908)	(12,073)
Accumulated deficit		(927,493)	(1,088,119)
Accumulated other comprehensive income		128,925	126,527
Non-controlling interest		(279)	(296)
TOTAL SHAREHOLDERS’ EQUITY		357,407	194,201
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$1,911,371	$1,623,814

See accompanying notes to the Interim Condensed Consolidated Financial Statements

F-1	JUST ENERGY | FIRST QUARTER REPORT 2023

Interim Condensed Consolidated Statements of Operations

For the three months ended June 30

(in thousands of U.S. dollars, except per share amounts)

		Three months ended June 30,
	Notes	2022	2021

Revenue	10	$570,586	$496,361
Cost of goods sold		663,212	431,011
GROSS MARGIN		(92,626)	65,350
INCOMES (EXPENSES)
Administrative		(27,487)	(24,643)
Selling and marketing		(32,472)	(32,336)
Provision for expected credit loss		(10,450)	(6,073)
Depreciation and amortization		(2,917)	(3,645)
Interest expense	9	(8,488)	(8,831)
Reorganization costs	13	(19,131)	(16,486)
Unrealized gain on derivative instruments	6	222,439	236,055
Realized gain on derivative instruments		197,078	14,017
Other income (expenses), net		232	(367)
Income from operations before income taxes		226,178	223,041
Income tax expense (benefit)	11	65,564	(793)
NET INCOME		$160,614	$223,834
Less: Net loss attributable to non-controlling interest		(12)	(52)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS		$160,626	$223,886

Earnings per share	14
Basic		$3.34	$4.66
Diluted		$3.28	$4.58
Weighted average shares outstanding
Basic		48,078,637	48,078,637
Diluted		48,919,620	48,919,620

See accompanying notes to the Interim Condensed Consolidated Financial Statements

F-2	JUST ENERGY | FIRST QUARTER REPORT 2023

Interim Condensed Consolidated Statements of Comprehensive Income

For the three months ended June 30

(in thousands of U.S. dollars)

	Three months ended June 30,
	2022	2021

NET INCOME	$160,614	$223,834
Other comprehensive income, net of income tax:
Unrealized gain on translation of foreign operations, net of income tax	2,398	341
TOTAL COMPREHENSIVE INCOME FOR THE PERIOD, NET OF INCOME TAX	$163,012	$224,175

Total comprehensive loss attributable to:
Less: Net loss attributable to non-controlling interest	(12)	(52)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS, NET OF INCOME TAX	$163,024	$224,227

See accompanying notes to the Interim Condensed Consolidated Financial Statements

F-3	JUST ENERGY | FIRST QUARTER REPORT 2023

Interim Condensed Consolidated Statements of Shareholders’ Equity

For the three months ended June 30

(in thousands of U.S. dollars)

		For the three months ended June 30,
	Notes	2022	2021

ATTRIBUTABLE TO THE SHAREHOLDERS
Accumulated earnings (loss)
Accumulated earnings (loss), beginning of period		$447,319	$(231,208)
Net income for the period as reported, attributable to shareholders		160,626	223,886
Accumulated earnings (loss), end of period		$607,945	$(7,322)

DIVIDENDS AND DISTRIBUTIONS
Dividends and distributions, end of period		$(1,535,438)	$(1,535,438)
ACCUMULATED DEFICIT		$(927,493)	$(1,542,760)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, beginning of period		$126,527	$132,797
Other comprehensive income		2,398	341
Accumulated other comprehensive income, end of period		$128,925	$133,138

SHAREHOLDERS’ CAPITAL
Common shares, end of period	12(a)	$1,168,162	$1,168,162

CONTRIBUTED DEFICIT
Balance, beginning of period		$(12,073)	$(13,558)
Add: Share-based compensation expense		165	492
Balance, end of period		$(11,908)	$(13,066)

NON-CONTROLLING INTEREST
Balance, beginning of period		$(296)	$(312)
Foreign exchange impact on non-controlling interest		29	49
Loss attributable to non-controlling interest		(12)	(52)
Balance, end of period		$(279)	$(315)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)		$357,407	$(254,841)

See accompanying notes to the Interim Condensed Consolidated Financial Statements

F-4	JUST ENERGY | FIRST QUARTER REPORT 2023

Interim Condensed Consolidated Statements of Cash Flows

For the three months ended June 30

(in thousands of U.S. dollars)

		For the three months ended June 30,
	Notes	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income		160,614	223,834

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization		3,040	3,678
Share-based compensation expense		165	492
Interest expense, non-cash portion		1,360	–
Reorganization items (non-cash)		4,016	4,032
Unrealized gain on derivative instruments	6	(222,439)	(236,055)
Operating leased asset payments		(506)	(562)
Net change in working capital balances		(61,203)	19,477
Securitization proceeds receivable from ERCOT		147,500	–
Liabilities subject to compromise		3,996	(10,459)
Income and deferred income taxes		65,529	(1,834)
Net cash provided by operating activities		102,072	2,603

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		(86)	(57)
Purchase of intangible assets		(3,376)	(1,403)
Net cash used in investing activities		(3,462)	(1,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DIP Facility	9	–	25,000
Debt issuance costs		–	(1,293)
Repayment of long-term debt	9	(487)	(648)
Finance leased asset payments		(3)	(24)
Credit Facility payments		(1,167)	(45,718)
Net cash used in financing activities		(1,657)	(22,683)

Effect of foreign currency translation on cash balances		(1,852)	221

Net increase (decrease) in cash and cash equivalents and restricted cash		95,101	(21,319)
Cash and cash equivalents and restricted cash, beginning of period		128,491	172,666
Cash and cash equivalents and restricted cash, end of period		$223,592	$151,347

Supplemental cash flow information:
Interest paid		$7,128	$8,831
Income taxes paid		562	1,051

See accompanying notes to the Interim Condensed Consolidated Financial Statements

F-5	JUST ENERGY | FIRST QUARTER REPORT 2023

Notes to the Interim Condensed Consolidated Financial Statements

For the three months ended June 30, 2022

(in thousands of U.S. dollars, except where indicated and per share amounts)

1.ORGANIZATION

Just Energy is a corporation established under the laws of Canada to hold securities of its directly or indirectly owned operating subsidiaries. The registered office of Just Energy is First Canadian Place, 100 King Street West, Toronto, Ontario, Canada. The Interim Condensed Consolidated Financial Statements consist of Just Energy and its subsidiaries. The Interim Condensed Consolidated Financial Statements were approved by the Board of Directors on August 29, 2022.

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

As part of the CCAA filing, the Company entered into a $125.0 million DIP Facility financing with certain affiliates of PIMCO (refer to Part I, Item 1, “Interim Condensed Consolidated Financial Statements And Notes”, Note 9(a) Long-Term Debt and Financing). The Company also entered into qualifying support agreements with its largest commodity supplier and ISO services provider. The filings and associated DIP Facility arranged by the Company, enabled Just Energy to continue all operations without interruption throughout the U.S. and Canada and to continue making payments required by ERCOT and satisfy other regulatory obligations.

On September 15, 2021, the Ontario Court approved the Company’s request to establish a claims process to identify and determine claims against the Company and its subsidiaries that are subject to the ongoing Claims Procedure Order. As part of the CCAA proceedings and in accordance with the Claims Procedure Order, Just Energy continues to review and determine which claims will be allowed, modified or disallowed, which may result in additional liabilities subject to compromise that are not currently reflected in the Interim Condensed Consolidated Financial Statements (refer to Part I, Item 1, “Interim Condensed Consolidated Financial Statements And Notes” Note 15(b) Commitments and Contingencies). On August 18, 2022 the Ontario Court suspended the Claims Procedure Order with (i) the barring of claims pursuant to the applicable provisions of such order remaining in effect and (ii) the Company’s ability, with the consent of the Monitor, to refer claims for adjudication for the purposes of determining entitlement to proceeds to be distributed in accordance with a transaction completed pursuant to the SISP.

Plan Support Agreement

As previously disclosed, in connection with the CCAA filing, on May 12, 2022, the Company, the Stalking Horse Purchaser and certain other parties thereto, entered into a plan support agreement (the “Plan Support Agreement”). Upon the execution of the SISP Support Agreement (as described below), the Plan Support Agreement and the transactions contemplated thereunder were automatically terminated pursuant to its terms.

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

F-6	JUST ENERGY | FIRST QUARTER REPORT 2023

The Plan Support Agreement contained certain covenants on the part of the parties thereto, as well as certain conditions to the obligations of such parties and for termination upon the occurrence of certain events, including, without limitation, the failure to achieve certain milestones and certain breaches by the parties under the Plan Support Agreement.

Backstop Commitment Letter

Also, as previously disclosed, in connection with the Plan Support Agreement, on May 12, 2022, the Stalking Horse Purchaser entered into a Backstop Commitment Letter (the “Backstop Commitment Letter”) with Just Energy (U.S.) Corp., pursuant to which the Stalking Horse Purchaser (the “Backstop Parties”) agreed to backstop the approximately $192.5 million rights offering contemplated by the Plan Support Agreement. Upon the execution of the SISP Support Agreement (as described below), the Backstop Commitment Letter and the transactions contemplated thereunder were automatically terminated pursuant to its terms without payment of the termination fee described below.

Under the Backstop Commitment Letter, the Backstop Parties agreed, subject to the terms and conditions of the Backstop Commitment Letter, to (i) purchase new common equity of the new parent company of the Just Energy Entities, (ii) subscribe for and receive its pro rata share of any unsubscribed new common equity in the rights offering and (iii) subscribe for and receive its pro rata share of new common equity in the rights offering upon the failure by another participant to fulfill its subscription obligations by the participation deadline. The issuance of the new common equity under the rights offering represented in the aggregate 80% of the new common equity of the new parent company of the Just Energy Entities.

Under the Backstop Commitment Letter, Just Energy (U.S.) Corp. agreed to issue and deliver 10% of the outstanding new common shares on the effective date, which would have constituted backstop commitment fee shares. In addition, Just Energy (U.S.) Corp. agreed to pay a termination fee of $15 million to the Backstop Parties if the Plan Support Agreement was terminated under certain circumstances. Pursuant to the Backstop Commitment Letter, the term loan lenders of the Just Energy Entities were entitled to participate in the rights offering as backstop parties for their pro rata shares of new common equity. The Backstop Parties’ commitments to backstop the rights offering and the other transactions contemplated by the Backstop Commitment Letter were conditioned upon the satisfaction of all applicable conditions set forth in the Backstop Commitment Letter.

Sale and Solicitation Process and Stalking Horse Transaction

On August 4, 2022, the Company entered into the Stalking Horse Transaction Agreement with the Stalking Horse Purchaser and the SISP Support Agreement in connection with the SISP that is intended to facilitate its exit from the Company’s ongoing insolvency proceedings as a going concern.

Under the SISP, interested parties are invited to participate in accordance with the approved SISP procedures. If one or more qualified bids (other than the transaction contemplated by the Stalking Horse Transaction) are received by September 29, 2022, then Just Energy intends to proceed with an auction to determine the successful bid(s), subject to the terms of the approved SISP procedures. If the Stalking Horse Purchaser is determined to be the successful bidder at the conclusion of the SISP and is subsequently approved by the Ontario Court and recognized by the Houston Court, the Stalking Horse Purchaser will become the sole shareholder of Just Energy (U.S.) Corp., which will be the new parent company of all of the Just Energy Entities, including the Company, and the Just Energy Entities will continue their business and operations as a going concern.

The Stalking Horse Transaction pursuant to the Stalking Horse Transaction Agreement, under which, among other things, (A) the Stalking Horse Purchaser agreed to act as a “stalking horse” bidder with respect to the SISP, (B) the existing common shares and all other equity interests of the Company would be cancelled or redeemed for no consideration, (C) the issuance of new common equity and new preferred equity of Just Energy (U.S.) Corp, the new parent company of the Just Energy Entities, which will be owned entirely by the Stalking Horse Purchaser, and (v) the entry into a new credit agreement and a new intercreditor agreement on the terms set forth in the term sheets appended to the SISP Support Agreement.

F-7	JUST ENERGY | FIRST QUARTER REPORT 2023

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

Key terms of the Stalking Horse Transaction include:

●	The Stalking Horse Purchaser will become the sole shareholder of Just Energy (U.S.) Corp., which will be the new parent company of all of the Just Energy Entities, including the Company, and the Just Energy Entities will continue their business and operations as a going concern.
●	The purchase price payable pursuant to the Stalking Horse Transaction is (i) $184.9 million in cash; plus (ii) a credit bid of approximately $230 million plus accrued interest of secured claims assigned to the Stalking Horse Purchaser; plus (iii) the assumption of Assumed Liabilities (as defined below), including up to CAD$10 million owing under the Credit Facility (the “Credit Facility Remaining Debt”) to remain outstanding under an amended and restated credit agreement.
●	Post-filing claims, the Credit Facility Remaining Debt, claims by energy regulators, and certain other liabilities enumerated in the Stalking Horse Transaction Agreement (“Assumed Liabilities”) will continue to be liabilities of the Just Energy Entities following consummation of the Stalking Horse Transaction. Excluded liabilities and assets of the Just Energy Entities will be discharged from the Just Energy Entities pursuant to a Vesting Order to be sought subject to the Stalking Horse Transaction being the successful bid in the SISP.
●	No amounts will be available for distribution to the Just Energy Entities’ general unsecured creditors, including the Term Loan lenders.
●	All currently outstanding shares, options and other equity of Just Energy will be cancelled or redeemed for no consideration and without any vote of the existing shareholders.
●	A break-up fee of $14.7 million to be paid to the Stalking Horse Purchaser upon the consummation of an Alternative Restructuring Proposal (as defined in the Transaction Agreement) in the event of termination of the Stalking Horse Transaction Agreement in certain specified circumstances.

The parties’ obligations under the Stalking Horse Transaction Agreement are conditioned upon the satisfaction or waiver of all applicable conditions set forth in the Stalking Horse Transaction Agreement, including, among others, the entry by the Ontario Court and recognition by the Houston Court of the SISP Order and the Vesting Order, the completion of the implementation steps by the Just Energy Entities, the receipt of all required transaction regulatory approvals (as defined in the Stalking Horse Transaction Agreement).

On August 18, 2022, the Ontario Court extended the stay until October 31, 2022. The stay extension allows the Company to continue to operate in the ordinary course of business while pursuing its proposed restructuring.

Common shares transfer to NEX

On May 19, 2022, the common shares of the Company were transferred from the TSX Venture Exchange to the NEX and are trading under the symbol “JE.H.”. The Company’s common shares continue to trade on the OTC Pink Market under the symbol “JENGQ”.

F-8	JUST ENERGY | FIRST QUARTER REPORT 2023

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

Just Energy markets its product offerings through multiple sales channels including digital, retail, door-to-door, brokers and affinity relationships.

F-9	JUST ENERGY | FIRST QUARTER REPORT 2023

3.BASIS OF PRESENTATION

(a)  Compliance with U.S. GAAP

These Interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, ASC 270, Interim Reporting, as issued by the FASB. In the opinion of management, the unaudited Interim Condensed Consolidated Financial Statements include all adjustments that are of a recurring nature and necessary for a fair presentation of the results of interim operations.

(b)  Basis of presentation and interim reporting

These Interim Condensed Consolidated Financial Statements should be read in conjunction with and follow the same accounting policies and methods of application as those used in the most recent March 31, 2022 annual audited Consolidated Financial Statements under U.S. GAAP.

The interim operating results are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2023, due to seasonal variations resulting in fluctuations in quarterly results. Gas consumption by customers is typically highest in October through March and lowest in April through September. Electricity consumption is typically highest in January through March and July through September and lowest in October through December and April through June.

Going concern

Due to the Weather Event and associated CCAA filing, the Company’s ability to continue as a going concern for the next 12 months is dependent on the Company emerging from CCAA protection and maintaining liquidity. The material uncertainties arising from the CCAA filings cast substantial doubt upon the Company's ability to continue as a going concern and, accordingly the ultimate appropriateness of the use of accounting principles applicable to a going concern. These Interim Condensed Consolidated Financial Statements do not reflect the adjustments to carrying values of assets and liabilities and the reported expenses and Interim Condensed Consolidated Balance Sheets classifications that would be necessary if the going concern assumption was deemed inappropriate. These adjustments could be material. There can be no assurance that the Company will be successful in emerging from CCAA as a going concern.

(c)  Significant accounting judgments, estimates, and assumptions

The preparation of the Interim Condensed Consolidated Financial Statements requires the use of estimates and assumptions to be made in applying the accounting policies that affect the reported amount of assets, liabilities, income and expenses. The estimates and related assumptions based on previous experience and other factors are considered reasonable under the circumstances, the results of which form the basis for making the assumptions about carrying values of assets and liabilities that are not readily apparent from other sources. There have been no material changes from the disclosures from the most recent March 31, 2022 annual audited Consolidated Financial Statements and notes to the March 31, 2022 annual audited Consolidated Financial Statements with respect to significant accounting judgments, estimates and assumptions.

F-10	JUST ENERGY | FIRST QUARTER REPORT 2023

4.TRADE AND OTHER RECEIVABLES, NET

(a)Trade and other receivables, net

	As at June 30,	As at March 31,
	2022	2022
Trade accounts receivable, net	$147,709	$147,063
Unbilled revenue, net	109,939	82,946
Accrued gas receivable	767	1,414
Commodity receivables	97,644	77,518
Total trade and other receivables, net	$356,059	$308,941

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

Just Energy is exposed to customer credit risk on its continuing operations in Alberta, Texas, Illinois (gas), California and Ohio (electricity). Credit review processes have been implemented to perform credit evaluations of customers and manage customer default. If a significant number of customers were to default on their payments, it could have a material adverse effect on the operations and cash flows of Just Energy.

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

The aging of the trade accounts receivable, excluding the provision for expected credit losses, from the markets where the Company bears customer credit risk was as follows:

	As at June 30,	As at March 31,
	2022	2022

Current	$73,188	$57,766
1–30 days	12,276	16,061
31–60 days	2,305	4,470
61–90 days	2,841	1,220
Over 90 days	2,754	5,106
Total trade receivables	$93,364	$84,623

F-11	JUST ENERGY | FIRST QUARTER REPORT 2023

(c)Provision for expected credit losses

Changes in the provision for expected credit losses related to the balances in the table above were as follows:

	As at June 30,	As at March 31,
	2022	2022

Balance, beginning of period	$14,037	$18,578
Provision for expected credit losses	10,450	24,242
Bad debts written off	(8,260)	(34,504)
Recoveries	936	5,148
Foreign exchange	(437)	573
Balance, end of period	$16,726	$14,037

The unbilled revenue subject to customer credit risk is $102.2 million as at June 30, 2022 (March 31, 2022 – $71.2 million).

(d)Securitization proceeds receivable from ERCOT

The Company expected to receive the proceeds of $147.5 million from ERCOT the first half of calendar year 2022 and concluded that the threshold for recognizing a receivable was met in December 2021 as the amounts to be received were determinable and ERCOT was directed by its governing body, the PUCT, to take all actions required to effectuate the funding approved in the Final Order. The associated Weather Event Cost Recovery is reflected in cost of goods sold within the Interim Condensed Consolidated Statements of Operations as that is where the initial costs, which are being compensated for, were recorded. The Company received the proceeds of $147.5 million from ERCOT in June 2022.

5.OTHER CURRENT AND NON-CURRENT ASSETS

(a)Other current assets

	As at June 30,	As at March 31,
	2022	2022
Prepaid expenses and deposits	$92,980	$40,347
Customer acquisition costs	38,441	35,680
Green certificates assets	41,088	53,824
Gas delivered in excess of consumption	2,142	793
Inventory	930	926
Total other current assets	$175,581	$131,570

(b)	Other non-current assets

	As at June 30,	As at March 31,
	2022	2022
Customer acquisition costs	$33,296	$30,273
Other long-term assets	11,554	8,775
Total other non-current assets	$44,850	$39,048

F-12	JUST ENERGY | FIRST QUARTER REPORT 2023

6.DERIVATIVE INSTRUMENTS

(a)Fair value of derivative instruments

The fair value of derivative instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Management has estimated the value of financial swaps, physical forwards and option contracts for electricity, natural gas, carbon offsets and RECs, using a discounted cash flow method, which employs market forward curves that are either directly sourced from third parties or developed internally based on third-party market data. These curves can be volatile, thus leading to volatility in the mark to market with no immediate impact to cash flows. Gas options and green power options have been valued using the applicable market forward curves and the implied volatility from other market traded options.

The following table illustrates unrealized gains (losses) related to Just Energy’s derivative instruments classified as fair value through the Interim Condensed Consolidated Statements of Operations and recorded on the Interim Condensed Consolidated Balance Sheets as derivative instrument assets and derivative instruments liabilities, with their offsetting values recorded in unrealized gain (loss) of derivative instruments on the Interim Condensed Consolidated Statements of Operations

	For the three months ended June 30,
	2022	2021
Physical forward contracts and options (i)	$184,550	$183,590
Financial swap contracts and options (ii)	36,237	54,101
Foreign exchange forward contracts	1,652	900
Other derivative options	–	(2,536)
Unrealized gain on derivative instruments	$222,439	$236,055

The following table summarizes certain aspects of the derivative instrument assets and liabilities recorded in the Interim Condensed Consolidated Balance Sheet as at June 30, 2022:

	Derivative	Derivative	Derivative	Derivative
	instrument	instrument	instrument	instrument
	assets	assets	liabilities	liabilities
	(current)	(non-current)	(current)	(non-current)

Physical forward contracts and options (i)	$552,912	$103,006	$11,953	$20,536
Financial swap contracts and options (ii)	172,012	67,635	–	2,074
Foreign exchange forward contracts	476	163	–	–
Other derivative options	2,047	1,031	–	17
As at June 30, 2022	$727,447	$171,835	$11,953	$22,627

The following tables summarize certain aspects of the derivative instrument assets and liabilities recorded in the Interim Condensed Consolidated Balance Sheet as at March 31, 2022:

	Derivative	Derivative	Derivative	Derivative
	instrument	instrument	instrument	instrument
	assets	assets	liabilities	liabilities
	(current)	(non-current)	(current)	(non-current)

Physical forward contracts and options (i)	$373,268	$81,392	$10,195	$5,865
Financial swap contracts and options (ii)	161,838	51,161	2,134	6,856
Foreign exchange forward contracts	–	–	841	195
Other derivative options	3,594	461	–	–
As at March 31, 2022	$538,700	$133,014	$13,170	$12,916

F-13	JUST ENERGY | FIRST QUARTER REPORT 2023

Individual derivative asset and liability transactions are offset and the net amount reported in the Interim Condensed Consolidated Balance Sheets if, and only if, there is currently an enforceable legal right to offset the recognized amounts and there is an intention to settle on a net basis, or to realize the assets and settle the liabilities simultaneously. Individual derivative transactions are typically offset at the legal entity and counterparty level. The impact of netting derivative assets and liabilities is presented in the table below.

	Gross basis amount	Netting impact	Net basis amount
Derivative instrument assets	$1,386,800	$(487,518)	$899,282
Derivative instrument liabilities	(521,038)	486,458	(34,580)
As at June 30, 2022	$865,762	$(1,060)	$864,702

	Gross basis amount	Netting impact	Net basis amount
Derivative instrument assets	$910,174	$(238,460)	$671,714
Derivative instrument liabilities	(265,011)	238,925	(26,086)
As at March 31, 2022	$645,163	$465	$645,628

Below is a summary of the derivative instruments classified through the Interim Condensed Consolidated Statement of Operations as at June 30, 2022, to which Just Energy has committed:

		Total remaining volume		Weighted average price		Expiry date
(i)	Physical forward contracts and options
	Electricity contracts	30,091,003	MWh	$46.02	/MWh	December 31, 2029
	Natural gas contracts	91,734,956	MMBtu	$4.83	/MMBtu	March 31, 2027
	RECs	4,373,759	MWh	$13.53	/REC	December 31, 2029
	Green Gas Certificates	408,000	tonnes	$7.08	/tonnes	June 1, 2023
	Electricity generation capacity contracts	1,570	MWCap	$3,992.64	/MWCap	May 31, 2026
	Ancillary contracts	1,055,000	MWh	$20.08	/MWh	December 31, 2025

(ii)	Financial swap contracts and options
	Electricity contracts	22,819,077	MWh	$66.34	/MWh	December 31, 2026
	Natural gas contracts	110,579,100	MMBtu	$3.63	/MMBtu	March 31, 2027
	Ancillary contracts	2,046,082	MWh	$20.65	/MWh	December 31, 2025

These derivative instruments create a credit risk for Just Energy since they have been transacted with a limited number of counterparties. Should any counterparty be unable to fulfill its obligations under the contracts, Just Energy may not be able to realize the derivative instrument asset balance recognized in the Interim Condensed Consolidated Financial Statements.

Fair value hierarchy of derivatives

Level 1

The fair value measurements are classified as Level 1 in the fair value hierarchy if the fair value is determined using quoted unadjusted market prices. Currently, there are no derivatives carried in this level.

Level 2

Fair value measurements that require observable inputs other than quoted prices in Level 1, either directly or indirectly, are classified as Level 2 in the fair value hierarchy. This could include the use of statistical techniques to derive the fair value curve from observable market prices. However, in order to be classified under Level 2, significant inputs must be directly or indirectly observable in the market. Just Energy values its NYMEX financial gas fixed-for-floating swaps under Level 2.

F-14	JUST ENERGY | FIRST QUARTER REPORT 2023

Level 3

Fair value measurements that require unobservable market data or use statistical techniques to derive forward curves from observable market data and unobservable inputs are classified as Level 3 in the fair value hierarchy. For the electricity supply contracts, Just Energy uses quoted market prices as per available market forward data and applies a price-shaping profile to calculate the monthly prices from annual strips and hourly prices from block strips for the purposes of mark-to-market calculations. The profile is based on historical settlements with counterparties or with the system operator and is considered an unobservable input for the purposes of establishing the level in the fair value hierarchy.

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

The unobservable inputs could range from $5/MWh or $0.50/MMBtu for power and natural gas respectively. Additional disclosure regarding Level 3 derivative instruments is available below under the heading “Commodity price sensitivity – Level 3 derivative instruments”.

Fair value measurement input sensitivity

The main cause of changes in the fair value of derivative instruments is changes in the forward curve prices used for the fair value calculations. Just Energy provides a sensitivity analysis of these forward curves under the “Market risk” section of this note.

The following table illustrates the classification of derivative instrument assets (liabilities) in the fair value hierarchy as at June 30, 2022:

	Level 1	Level 2	Level 3	Total
Physical forward contracts	$–	$–	$623,429	$623,429
Financial swap contracts	–	125,144	112,429	237,573
Foreign exchange forward contracts	–	–	639	639
Other derivative options	–	–	3,061	3,061
Total net derivative instrument assets	$–	$125,144	$739,558	$864,702

The following table illustrates the classification of derivative instrument assets (liabilities) in the fair value hierarchy as at March 31, 2022:

	Level 1	Level 2	Level 3	Total
Physical forward contracts and options	$–	$–	$438,600	$438,600
Financial swap contracts and options	–	124,188	79,821	204,009
Foreign exchange forward contracts	–	–	(1,036)	(1,036)
Other derivative options	–	–	4,055	4,055
Total net derivative instrument assets	$–	$124,188	$521,440	$645,628

Commodity price sensitivity — Level 3 derivative instruments

If the energy prices associated with only Level 3 derivative instruments including natural gas, electricity, and RECs had risen by 10%, assuming that all of the other variables had remained constant, income from continuing operations before income taxes for the three months ended June 30, 2022 would have increased by $401.7 million.

F-15	JUST ENERGY | FIRST QUARTER REPORT 2023

On the contrary, if the energy prices associated with only Level 3 derivative instruments including natural gas, electricity, and RECs had fallen by 10%, assuming that all of the other variables had remained constant, income from continuing operations before income taxes for the three months ended June 30, 2022 would have decreased by $401.7 million, primarily as a result of the change in fair value of derivative instruments.

The following table illustrates the changes in net fair value of derivative instrument assets (liabilities) classified as Level 3 in the fair value hierarchy for the following periods:

	As at June 30,	As at March 31,
	2022	2022
Balance, beginning of period	$521,440	$(33,489)
Total gains	364,255	349,541
Purchases	(91,848)	283,394
Sales	37,085	(71,514)
Settlements	(91,374)	(6,492)
Balance, end of period	$739,558	$521,440

(b)Classification of non-derivative financial assets and liabilities

As at June 30, 2022 and March 31, 2022, the carrying value of cash and cash equivalents, restricted cash, trade and other receivables, and trade and other payables approximates their fair value due to their short-term nature.

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

The performance of the U.S. dollar relative to the Canadian dollar could positively or negatively affect Just Energy’s Interim Condensed Consolidated Statements of Operations, as a significant portion of Just Energy’s income or loss is generated in Canadian dollars and is subject to currency fluctuations upon translation to U.S. dollars. Just Energy has a policy to economically hedge between 50% and 100% of forecasted cross-border cash flows that are expected to occur within the next 12 months and between 0% and 50% of certain forecasted cross-border cash flows that are expected to occur within the following 13 to 24 months. The level of economic hedging is dependent on the source of the cash flows and the time remaining until the cash repatriation occurs.

Just Energy may, from time to time, experience losses resulting from fluctuations in the values of its foreign currency transactions, which could adversely affect its operating results. Translation risk is not hedged.

Interest rate risk

Just Energy is only exposed to interest rate fluctuations associated with its floating rate Credit Facility.

A 1% increase (decrease) in interest rates would have resulted in a decrease (increase) of approximately $0.3 million in income from continuing operations before income taxes in the Interim Condensed Consolidated Statement of Operations for the three months ended June 30, 2022.

F-16	JUST ENERGY | FIRST QUARTER REPORT 2023

Commodity price risk

Just Energy is exposed to market risks associated with commodity prices and market volatility where estimated customer requirements do not match actual customer requirements. Management actively monitors these positions on a daily basis in accordance with its risk management policy. This policy sets out a variety of limits, most importantly thresholds for open positions in the gas and electricity portfolios, which also feed a value at risk limit. Should any of the limits be exceeded, they are closed expeditiously or express approval to continue to hold is obtained. Just Energy’s exposure to market risk is affected by a number of factors, including accuracy of estimation of customer commodity requirements, commodity prices, volatility and liquidity of markets. Just Energy enters into derivative instruments in order to manage exposures to changes in commodity prices. The derivative instruments that are used are designed to fix the price of supply for estimated customer commodity demand and thereby fix margins. Derivative instruments are generally transacted over the counter. The inability or failure of Just Energy to manage and monitor commodity price risk could have a material adverse effect on the operations and cash flows of Just Energy. Just Energy mitigates the exposure to variances in customer requirements that are driven by changes in expected weather conditions through active management of the underlying portfolio, which involves, but is not limited to, the purchase of options including weather derivatives. Just Energy’s ability to mitigate weather effects is limited by the degree to which weather conditions deviate from normal.

Commodity price sensitivity — all derivative instruments

If all the energy prices associated with derivative instruments including natural gas, electricity and RECs had risen by 10%, assuming that all of the other variables had remained constant, income from continuing operations before income taxes for the three months ended June 30, 2022 would have increased by $454.2 million.

On the contrary, a fall of 10% in the energy prices associated with derivative instruments including natural gas, electricity and RECs, assuming that all of the other variables had remained constant, income from continuing operations before income taxes for the three months ended June 30, 2022 would have decreased by $454.4 million, primarily as a result of the change in fair value of Just Energy’s derivative instruments.

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

As at June 30, 2022, Just Energy has applied an adjustment factor to determine the fair value of its derivative instruments in the amount of $2.0 million (March 31, 2022 – $2.3 million) to accommodate for its counterparties’ risk of default.

As at June 30, 2022, the estimated net counterparty credit risk exposure amounted to $771.5 million (March 31, 2022 – $580.5 million) representing the risk relating to Just Energy’s exposure to derivatives that are in an asset position, of which the Company held collateral (cash and letters of credit) against those positions of $231.4 million (March 31, 2022 – $103.2 million), resulting in a net exposure of $540.0 million (March 31, 2022 – 477.3 million).

F-17	JUST ENERGY | FIRST QUARTER REPORT 2023

As at June 30, 2022, the Company recorded $54.8 million (March 31, 2022 - $20.3 million) of cash collateral posted on its Interim Condensed Consolidated Balance Sheets in other current assets.

7.TRADE AND OTHER PAYABLES

	As at June 30,	As at March 31,
	2022	2022
Commodity suppliers' accruals and payables	$266,481	$209,703
Green provisions	42,545	52,478
Sales tax payable	12,705	15,656
Non-commodity trade accruals and accounts payable	56,825	53,872
Accrued gas payable	1,077	818
Other payables	5,758	17,396
Total trade and other payables	$385,391	$349,923

8.LIABILITIES SUBJECT TO COMPROMISE

	As at June 30,	As at March 31,
	2022	2022

Commodity suppliers' accruals and payables	$443,447	$438,068
Non-commodity trade accruals and accounts payable	40,531	41,914
Debts and financings	363,261	365,908
Total liabilities subject to compromise	$847,239	$845,890

9.LONG-TERM DEBT AND FINANCING

	As at June 30,	As at March 31,
	2022	2022
DIP Facility (a)	$125,000	$125,000
Filter Group financing (b)	893	1,419
Total debt	125,893	126,419
Less: Current portion	(125,854)	(126,289)
Total long-term debt	$39	$130

Future annual minimum principal repayments are as follows:

	Less than			More than
	1 year	1–3 years	4–5 years	5 years	Total
DIP Facility (a)	$125,000	$–	$–	$–	$125,000
Filter Group financing (b)	854	39	–	–	893
Total principal repayment	$125,854	$39	$–	$–	$125,893

F-18	JUST ENERGY | FIRST QUARTER REPORT 2023

The following table details interest expense. Interest is expensed based on the effective interest rate.

	Three months ended June 30,
	2022	2021
DIP Facility (a)	$4,051	$3,998
Filter Group financing (b)	28	79
Credit Facility (c)	4,127	4,706
Term Loan (d)	–	(54)
Note Indenture (e)	–	(1)
Supplier finance and others	282	103
Total interest expense	$8,488	$8,831

(a)	As discussed in Note 1, Just Energy filed and received the Court Order under the CCAA on March 9, 2021. In conjunction with the CCAA filing, the Company entered into the DIP Facility for $125.0 million. Just Energy Ontario L.P., Just Energy Group Inc. and Just Energy (U.S.) Corp. are the borrowers under the DIP Facility and are supported by guarantees of certain subsidiaries and secured by a super-priority charge against and attaching to the property that secures the obligations arising under the Credit Facility, created by the Court Order. The DIP Facility has an interest rate of 13.0%, paid quarterly in arrears. On November 11, 2021, the Company amended the DIP Facility to extend the maturity of the DIP Facility to September 30, 2022. For consideration for making the DIP Facility available, Just Energy paid a 1.0% origination fee, a 1.0% commitment fee on March 9, 2021 and a 1.0% amendment fee on November 16, 2021.
(b)	Filter Group has a $0.9 million outstanding loan payable to HTC. The loan is a result of factoring receivables to finance the cost of rental equipment that matures no later than October 2023 with HTC, and bears interest at 8.99% per annum. Principal and interest are payable monthly. Filter Group did not file under the CCAA and, accordingly, the stay does not apply to Filter Group and any amounts outstanding under the loan payable to HTC.
(c)	On March 18, 2021, Just Energy Ontario L.P, Just Energy (U.S.) Corp. and Just Energy Group Inc. entered into the Lender Support Agreement with the lenders under the Credit Facility. Under the Lender Support Agreement, the lenders agreed to allow issuance or renewals of Letters of Credit under the Credit Facility during the pendency of the CCAA proceedings within certain restrictions. In return, the Company has agreed to continue paying interest and fees at the non-default rate on the outstanding advances and Letters of Credit under the Credit Facility. The amount of Letters of Credit that may be issued is limited to the lesser of CAD $46.1 million (excluding the Letters of Credit guaranteed by Export Development Canada under its Account Performance Security Guarantee Program), plus any amount the Company has repaid and CAD $125 million. As at June 30, 2022, the Company had repaid CAD $79.6 million and had a total of CAD $123.7 million of Letters of Credit outstanding.

Certain amounts outstanding under the LC Facility are guaranteed by Export Development Canada under its Account Performance Security Guarantee Program. As at June 30, 2022, the Company had $44.2 million of Letters of Credit outstanding and Letter of Credit capacity of $1.2 million available under the LC Facility. Just Energy’s obligations under the Credit Facility are supported by guarantees of certain subsidiaries and secured by a general security agreement and a pledge of the assets and securities of Just Energy and the majority of its operating subsidiaries, excluding primarily Filter Group. Just Energy has also entered into an inter-creditor agreement in which certain commodity and hedge providers are also secured by the same collateral. As a result of the CCAA filing, the borrowers are in default under the Credit Facility. However, any potential actions by the lenders have been stayed pursuant to the Court Order.

The outstanding advances are all prime rate advances at a rate of bank prime (Canadian bank prime rate or U.S. prime rate) plus 4.25% and letters of credit are at a rate of 5.25%.

As at June 30, 2022, the Canadian prime rate was 3.7% and the U.S. prime rate was 4.75%.

As a result of the CCAA filing, the Credit Facility is reflected as a liability subject to compromise.

F-19	JUST ENERGY | FIRST QUARTER REPORT 2023

(d)	As part of the September 2020 Recapitalization, Just Energy issued the Term Loan maturing on March 31, 2024. The Term Loan bears interest at 10.25%. The balance at June 30, 2022 includes an accrual of $12.6 million for interest payable on the Term Loan through March 9, 2021. As a result of the CCAA filing, the Company is in default under the Term Loan. However, any potential actions by the lenders under the Term Loan have been stayed pursuant to the Court Order, and the Company is not issuing additional notes equal to the capitalized interest. The Term Loan is shown as liability subject to compromise.
(e)	As part of the September 2020 Recapitalization, Just Energy issued the Note Indenture. The principal amount was reduced through a tender offer for no consideration on October 19, 2020 to CAD $13.2 million. The Note Indenture bears an annual interest rate of 7.0% payable in kind. The balance at June 30, 2022 includes an accrual of $0.4 million for interest payable on the Note Indenture through March 9, 2021. As a result of the CCAA filing, the Company is in default under the Note Indenture’s Trust Indenture agreement. However, any potential actions by the lenders under the Note Indenture have been stayed pursuant to the Court Order and the Company is not issuing additional notes equal to the capitalized interest. The Note Indenture is shown as a liability subject to compromise.

10.REPORTABLE BUSINESS SEGMENTS

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

The chief operating decision maker does not review the assets and liabilities for the reporting units for decision making purposes.

F-20	JUST ENERGY | FIRST QUARTER REPORT 2023

For the three months ended June 30, 2022:

			Corporate and
	Mass markets	Commercial	shared services	Consolidated

Revenues	$340,577	$230,009	$–	$570,586
Cost of goods sold	409,203	254,009	–	663,212
Gross margin	(68,626)	(24,000)	–	(92,626)
Administrative expenses	7,770	2,719	16,998	27,487
Selling and marketing expenses	21,589	10,883	–	32,472
Provision for expected credit loss	10,324	126	–	10,450
Depreciation and amortization	2,418	499	–	2,917
Segment loss	$(110,727)	$(38,227)	$(16,998)	$(165,952)
Interest expense				(8,488)
Reorganization costs				(19,131)
Unrealized gain on derivative instruments				222,439
Realized gain on derivative instruments				197,078
Other expense, net				232
Income tax expense				(65,564)
Net income				160,614

As at June 30, 2022
Total goodwill	$127,522	$–	$–	$127,522

For the three months ended June 30, 2021:

			Corporate and
	Mass markets	Commercial	shared services	Consolidated

Revenues	$256,866	$239,495	$–	$496,361
Cost of goods sold	208,422	222,589	–	431,011
Gross margin	48,444	16,906	–	65,350
Administrative expenses	7,425	2,709	14,509	24,643
Selling and marketing expenses	20,485	11,851	–	32,336
Provision for expected credit loss	5,158	915	–	6,073
Depreciation and amortization	2,984	661	–	3,645
Segment income (loss)	$12,392	$770	$(14,509)	$(1,347)
Interest expense				(8,831)
Reorganization costs				(16,486)
Unrealized gain on derivative instruments				236,055
Realized gain on derivative instruments				14,017
Other expense, net				(367)
Income tax benefit				793
Net income				$223,834

As at June 30, 2021
Total goodwill	$131,876	$–	$–	$131,876

F-21	JUST ENERGY | FIRST QUARTER REPORT 2023

Revenue from external customers

The revenue is based on the location of the customer.

	Three months ended June 30,
	2022	2021
Canada	$108,023	$114,472
United States	462,563	381,889
Total	$570,586	$496,361

11.INCOME TAXES

	Three months ended June 30,
	2022	2021
Current tax expense (benefit)	$889	$(912)
Deferred tax expense	64,675	119
Total tax expense (benefit)	$65,564	$(793)

For the three months ended June 30, 2022, the effective tax rate was higher than the statutory tax rate of 26.5% primarily due to non-deductible expenses, differences in foreign tax rates and valuation allowance. The Company continues to maintain an overall valuation allowance in Canada. In the US, the deferred tax liability exceeded deferred tax assets available for offset due to the significant unrealized gain on derivative instruments. For the three months ended June 30, 2021, the effective tax rate was lower than the statutory tax rate of 26.5% due to the Company maintaining an overall valuation allowance position with the exception of limited deferred tax assets that were benefitted.

12.SHAREHOLDERS’ CAPITAL

Just Energy is authorized to issue an unlimited number of common shares with no par value. Shares outstanding have no preferences, rights or restrictions attached to them.

Details of issued and outstanding shareholders’ capital:

	Three months ended		Year ended
	June 30, 2022		March 31, 2022
	Shares	Amount	Shares	Amount
Common shares:
Issued and outstanding
Balance, beginning of period	48,078,637	$1,168,162	48,078,637	$1,168,162
Share-based awards exercised	–	–	–	–
Shareholders' capital	48,078,637	$1,168,162	48,078,637	$1,168,162

F-22	JUST ENERGY | FIRST QUARTER REPORT 2023

13.REORGANIZATION COSTS

Reorganization costs represent the amounts incurred related to the filings under the CCAA Proceedings and consist of:

	For the three months ended June 30,
	2022	2021
Professional and advisory costs	$13,603	$10,274
KERP	1,513	2,077
Prepetition claims and other costs[1]	4,015	4,135
Total reorganization costs	$19,131	$16,486

1	These represent charges associated with early termination of certain agreement allowed by the CCAA filing, settlement of claims and the acceleration of deferred financing costs and other fees for the long-term debt subject to compromise and certain other related costs.

14.EARNINGS PER SHARE

	Three months ended June 30,
	2022	2021
BASIC EARNINGS PER SHARE
Income for the period available to shareholders	$160,614	$223,834
Basic weighted average shares outstanding	48,078,637	48,078,637
Basic earnings per share from continuing operations available to shareholders	$3.34	$4.66
Basic earnings per share available to shareholders	$3.34	$4.66

DILUTED EARNINGS PER SHARE
Income for the period available to shareholders	$160,614	$223,834
Basic weighted average shares outstanding	48,078,637	48,078,637
Dilutive effect of:
Deferred share units	190,983	190,983
Options	650,000	650,000
Shares outstanding on a diluted basis	48,919,620	48,919,620
Diluted earnings from continuing operations per share available to shareholders	$3.28	$4.58
Diluted earnings per share available to shareholders	$3.28	$4.58

F-23	JUST ENERGY | FIRST QUARTER REPORT 2023

15.COMMITMENTS AND CONTINGENCIES

Commitments as at June 30, 2022, for each of the next five years and thereafter are as follows:

	Less than 1 year	1–3 years	4–5 years	More than 5 years	Total
Trade and other payables	$385,391	$–	$–	$–	$385,391
Commodity suppliers' accruals and payables subject to compromise	443,447	–	–	–	443,447
Non-commodity trade accruals and accounts payable subject to compromise	40,531	–	–	–	40,531
Long-term debt	125,854	39	–	–	125,893
Debt and financing subject to compromise	363,261	–	–	–	363,261
Gas, electricity and non-commodity contracts	1,784,374	1,695,634	349,018	45,432	3,874,458
Total	$3,142,858	$1,695,673	$349,018	$45,432	$5,232,981

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

(a)Surety bonds and letters of credit

	As at June 30, 2022
	Under 1 year	1-3 Years	3-5 Years	Over 5 Years	Total
Surety bonds (i)	$39,400	$–	$–	$–	$39,400
Letters of credit (CAD) (ii)	123,700	–	–	–	123,700

(i)

Pursuant to separate arrangements with Surety Bond Providers, Just Energy has had surety bonds issued to various counterparties including states, regulatory bodies, utilities, and various other surety bond holders in return for a fee and/or meeting certain collateral posting requirements. Such surety bond postings are required in order to operate in certain states or markets. As at June 30, 2022, Just Energy has provided cash collateral or letters of credit for all outstanding surety bonds.

(ii)

The Company has issued letters of credit in accordance with its credit facility to various counterparties, primarily utilities, state regulatory bodies in the markets it operates in, as well as suppliers.

(b)Legal proceedings

Just Energy and its subsidiaries are party to a number of legal proceedings. Other than as set out below, Just Energy believes that each proceeding constitutes legal matters that are incidental to the business conducted by Just Energy and that the ultimate disposition of the proceedings will not have a material adverse effect on its consolidated earnings, cash flows or financial position.

F-24	JUST ENERGY | FIRST QUARTER REPORT 2023

On March 9, 2021, Just Energy filed for and received creditor protection pursuant to the Court Order under the CCAA and similar protection under Chapter 15 of the Bankruptcy Code in the United States in connection with the Weather Event. On September 15, 2021, the Ontario Court approved the Company’s request to establish a claims process to identify and determine claims against the Company and its subsidiaries that are subject to the ongoing Claims Procedure Order. As part of the CCAA proceedings and in accordance with the Claims Procedure Order, Just Energy continues to review and determine which claims will be allowed, modified or disallowed, which may result in additional liabilities subject to compromise that are not currently reflected in the Interim Condensed Consolidated Financial Statements. Currently, the total claims filed against Just Energy and its subsidiaries pursuant to the Claims Procedure Order are in excess of $14 billion, including approximately $1 billion in secured claims, which include letters of credit. The previously disclosed class action against Just Energy, Just Energy Corp. and Just Energy Ontario L.P. with Haidar Omarali as plaintiff, and certain other class action claims, are subject to the Claims Procedure Order. Just Energy expects that the final amount of accepted unsecured claims will be much lower than the face amount of the filed claims. However, on August 4, 2022 Just Energy entered into the Stalking Horse Transaction Agreement with the Stalking Horse Purchaser and the SISP Support Agreement in connection with the SISP that is intended to facilitate its exit from the Company’s ongoing insolvency proceedings as a going concern. The Stalking Horse Transaction provides that certain secured creditors will receive cash payments and/or equity in exchange for their debt, and existing equityholders’ interests will be cancelled or redeemed for no consideration. In addition, no amounts will be available for distribution to the Just Energy Entities’ general unsecured creditors, including the previously disclosed class action against Just Energy, Just Energy Corp. and Just Energy Ontario L.P. with Haidar Omarali as plaintiff, and certain other class action claims. On August 18, 2022 the Ontario Court suspended the Claims Procedure Order with (i) the barring of claims pursuant to the applicable provisions of such order remaining in effect and (ii) the Company’s ability, with the consent of the Monitor, to refer claims for adjudication for the purposes of determining entitlement to proceeds to be distributed in accordance with a transaction completed pursuant to the SISP.

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

16.SUBSEQUENT EVENTS

On August 18, 2022 the Court granted the SISP Order. Please refer to note 1 for further details.

F-25	JUST ENERGY | FIRST QUARTER REPORT 2023

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A is a review of the financial condition and operating results of Just Energy for the three months ended June 30, 2022. This MD&A should be read in conjunction with Just Energy’s Interim Condensed Consolidated Financial Statements for the three months ended June 30, 2022 and related notes (Part I, Item 1, “Interim Condensed Consolidated Financial Statements And Notes”) and (ii) Consolidated Financial Statements for the year ended March 31, 2022 and related notes (Part II, Item 8, “Financial Statements and Supplementary Data”. The financial information contained herein has been prepared in accordance with U.S. GAAP. All dollar amounts are expressed in US dollars unless otherwise noted. Quarterly reports, the Annual Report and supplementary information can be found on Just Energy’s corporate website at investors.justenergy.com. Additional information can be found on SEDAR at www.sedar.com or on the SEC website at www.sec.gov.

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

As part of the CCAA filing, the Company entered into a $125.0 million DIP Facility financing with certain affiliates of PIMCO (refer to Part I, Item 1, “Interim Condensed Consolidated Financial Statements And Notes”, Note 9(a) Long-Term Debt and Financing). The Company also entered into qualifying support agreements with its largest commodity supplier and ISO services provider. The filings and associated DIP Facility arranged by the Company, enabled Just Energy to continue all operations without interruption throughout the U.S. and Canada and to continue making payments required by ERCOT and satisfy other regulatory obligations.

On September 15, 2021, the Ontario Court approved the Company’s request to establish a claims process to identify and determine claims against the Company and its subsidiaries that are subject to the ongoing Claims Procedure Order. As part of the CCAA proceedings and in accordance with the Claims Procedure Order, Just Energy continues to review and determine which claims will be allowed, modified or disallowed, which may result in additional liabilities subject to compromise that are not currently reflected in the Interim Condensed Consolidated Financial Statements (refer to Part I, Item 1, “Interim Condensed Consolidated Financial Statements And Notes” Note 15(b) Commitments and Contingencies). On August 18, 2022 the Ontario Court suspended the Claims Procedure Order with (i) the barring of claims pursuant to the applicable provisions of such order remaining in effect and (ii) the Company’s ability, with the consent of the Monitor, to refer claims for adjudication for the purposes of determining entitlement to proceeds to be distributed in accordance with a transaction completed pursuant to the SISP.

Plan Support Agreement

As previously disclosed, in connection with the CCAA filing, on May 12, 2022, the Company, the Stalking Horse Purchaser and certain other parties thereto, entered into a plan support agreement (the “Plan Support Agreement”). Upon the execution of the SISP Support Agreement (as described below), the Plan Support Agreement and the transactions contemplated thereunder were automatically terminated pursuant to its terms.

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

Backstop Commitment Letter

Also, as previously disclosed, in connection with the Plan Support Agreement, on May 12, 2022, the Stalking Horse Purchaser entered into a Backstop Commitment Letter (the “Backstop Commitment Letter”) with Just Energy (U.S.) Corp., pursuant to which the Stalking Horse Purchaser (the “Backstop Parties”) agreed to backstop the approximately $192.5 million rights offering contemplated by the Plan Support Agreement. Upon the execution of the SISP Support Agreement (as described below), the Backstop Commitment Letter and the transactions contemplated thereunder were automatically terminated pursuant to its terms without payment of the termination fee described below.

Under the Backstop Commitment Letter, the Backstop Parties agreed, subject to the terms and conditions of the Backstop Commitment Letter, to (i) purchase new common equity of the new parent company of the Just Energy Entities, (ii) subscribe for and receive its pro rata share of any unsubscribed new common equity in the rights offering and (iii) subscribe for and receive its pro rata share of new common equity in the rights offering upon the failure by another participant to fulfill its subscription obligations by the participation deadline. The issuance of the new common equity under the rights offering represented in the aggregate 80% of the new common equity of the new parent company of the Just Energy Entities.

Under the Backstop Commitment Letter, Just Energy (U.S.) Corp. agreed to issue and deliver 10% of the outstanding new common shares on the effective date, which would have constituted backstop commitment fee shares. In addition, Just Energy (U.S.) Corp. agreed to pay a termination fee of $15 million to the Backstop Parties if the Plan Support Agreement was terminated under certain circumstances. Pursuant to the Backstop Commitment Letter, the term loan lenders of the Just Energy Entities were entitled to participate in the rights offering as backstop parties for their pro rata shares of new common equity. The Backstop Parties’ commitments to backstop the rights offering and the other transactions contemplated by the Backstop Commitment Letter were conditioned upon the satisfaction of all applicable conditions set forth in the Backstop Commitment Letter.

PROPOSED SALE AND INVESTMENT SOLICITATION PROCESS AND STALKING HORSE TRANSACTION

On August 4, 2022, the Company entered into the Stalking Horse Transaction Agreement with the Stalking Horse Purchaser and the SISP Support Agreement in connection with the SISP that is intended to facilitate its exit from the Company’s ongoing insolvency proceedings as a going concern.

Under the SISP, interested parties are invited to participate in accordance with the approved SISP procedures. If one or more qualified bids (other than the transaction contemplated by the Stalking Horse Transaction) are received by September 29, 2022, then Just Energy intends to proceed with an auction to determine the successful bid(s), subject to the terms of the approved SISP procedures. If the Stalking Horse Purchaser is determined to be the successful bidder at the conclusion of the SISP and is subsequently approved by the Ontario Court and recognized by the Houston Court, the Stalking Horse Purchaser will become the sole shareholder of Just Energy (U.S.) Corp., which will be the new parent company of all of the Just Energy Entities, including the Company, and the Just Energy Entities will continue their business and operations as a going concern.

The Stalking Horse Transaction pursuant to the Stalking Horse Transaction Agreement, under which, among other things, (A) the Stalking Horse Purchaser agreed to act as a “stalking horse” bidder with respect to the SISP, (B) the existing common shares and all other equity interests of the Company would be cancelled or redeemed for no consideration, (C) the issuance of new common equity and new preferred equity of Just Energy (U.S.) Corp, the new parent company of the Just Energy Entities, which will be owned entirely by the Stalking Horse Purchaser, and (v) the entry into a new credit agreement and a new intercreditor agreement on the terms set forth in the term sheets appended to the SISP Support Agreement.

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

Key terms of the Stalking Horse Transaction include:

●	The Stalking Horse Purchaser will become the sole shareholder of Just Energy (U.S.) Corp., which will be the new parent company of all of the Just Energy Entities, including the Company, and the Just Energy Entities will continue their business and operations as a going concern.
●	The purchase price payable pursuant to the Stalking Horse Transaction is (i) $184.9 million in cash; plus (ii) a credit bid of approximately $230 million plus accrued interest of secured claims assigned to the Stalking Horse Purchaser; plus (iii) the assumption of Assumed Liabilities (as defined below), including up to CAD$10 million owing under the Credit Facility (the “Credit Facility Remaining Debt”) to remain outstanding under an amended and restated credit agreement.
●	Post-filing claims, the Credit Facility Remaining Debt, claims by energy regulators, and certain other liabilities enumerated in the Stalking Horse Transaction Agreement (“Assumed Liabilities”) will continue to be liabilities of the Just Energy Entities following consummation of the Stalking Horse Transaction. Excluded liabilities and assets of the Just Energy Entities will be discharged from the Just Energy Entities pursuant to a Vesting Order to be sought subject to the Stalking Horse Transaction being the successful bid in the SISP.
●	No amounts will be available for distribution to the Just Energy Entities’ general unsecured creditors, including the Term Loan lenders.
●	All currently outstanding shares, options and other equity of Just Energy will be cancelled or redeemed for no consideration and without any vote of the existing shareholders.
●	A break-up fee of $14.7 million to be paid to the Stalking Horse Purchaser upon the consummation of an Alternative Restructuring Proposal (as defined in the Transaction Agreement) in the event of termination of the Stalking Horse Transaction Agreement in certain specified circumstances.

The parties’ obligations under the Stalking Horse Transaction Agreement are conditioned upon the satisfaction or waiver of all applicable conditions set forth in the Stalking Horse Transaction Agreement, including, among others, the entry by the Ontario Court and recognition by the Houston Court of the SISP Order and the Vesting Order, the completion of the implementation steps by the Just Energy Entities, the receipt of all required transaction regulatory approvals (as defined in the Stalking Horse Transaction Agreement).

On August 18, 2022, the Ontario Court extended the stay until October 31, 2022. The stay extension allows the Company to continue to operate in the ordinary course of business while pursuing its proposed restructuring.

COMMON SHARES TRANSFER TO NEX

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

Forward–looking information

This MD&A may contain forward-looking statements, including, without limitation, statements with respect to the CCAA proceedings. These statements are based on current expectations that involve several risks and uncertainties which could cause actual results to differ from those anticipated, which risks are described in Part1A “Risk Factors” of the Company’s Annual Report. These risks include, but are not limited to, risks with respect to the ability of the Company to continue as a going concern; the outcome of proceedings under the CCAA and similar proceedings in the United States, including the SISP; the outcome of any potential litigation with respect to the Weather Event, the outcome of any invoice dispute with ERCOT; the Company’s discussions with key stakeholders regarding the CCAA proceedings; the impact of the evolving COVID-19 pandemic on the Company’s business, operations and sales; uncertainties relating to the ultimate spread, severity and duration of COVID-19 and related adverse effects on the economies and financial markets of countries in which the Company operates; the ability of the Company to successfully implement its business continuity plans with respect to the COVID-19 pandemic; the Company’s ability to access sufficient capital to provide liquidity to manage its cash flow requirements; general economic, business and market conditions; the ability of management to execute its business plan; levels of customer natural gas and electricity consumption; extreme weather conditions; rates of customer additions and renewals; customer credit risk; rates of customer attrition; fluctuations in natural gas and electricity prices; interest and exchange rates; actions taken by governmental authorities including energy marketing regulation; increases in taxes and changes in government regulations and incentive programs; changes in regulatory regimes; results of litigation and decisions by regulatory authorities; competition; and dependence on certain suppliers. Additional information on these and other factors that could affect Just Energy’s operations or financial results are included in Just Energy’s Annual Report and other reports on file with the SEC’s website at www.sec.gov or Canadian securities regulatory authorities which can be accessed through the SEDAR website at www.sedar.com or through Just Energy’s website at investors.justenergy.com.

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

On May 19, 2022, the common shares of the Company were transferred from the Toronto Venture Exchange to the NEX and are trading under the symbol “JE.H.”. The Company’s common shares continue to trade on the OTC Pink Market under the symbol “JENGQ”.

Continuing operations overview

MASS MARKETS SEGMENT

The Mass Markets segment includes customers acquired and served under the Just Energy, Tara Energy, Amigo Energy and Terrapass brands. Marketing of the energy products of this segment is primarily done through the digital and retail sales channels. Mass Market customers make up 75% of Just Energy’s Base Gross Margin , which is currently focused on price–protected and flat–bill product offerings, as well as JustGreen products. To the extent that certain markets are better served by shorter–term or enhanced variable rate products, the Mass Markets segment’s sales channels offer these products.

Just Energy also provides home water filtration systems with its line of consumer product and service offerings through Filter Group.

COMMERCIAL SEGMENT

The Commercial segment includes customers acquired and served under Hudson Energy, as well as brokerage services managed by Interactive Energy Group. Hudson Energy sales are made through three main channels: brokers, in-person commercial independent contractors and inside commercial sales representatives. Commercial customers make up 25% of Just Energy’s Base Gross Margin. Products offered to Commercial customers range from standard fixed–price offerings to “one off” offerings, tailored to meet the customer’s specific needs. These products can be fixed or floating rate or a blend of the two, and normally have a term of less than five years. Base Gross Margin per RCE for this segment is lower than it is for the Mass Markets segment, but customer acquisition costs and ongoing customer care costs per RCE are lower as well. Commercial customers also have significantly lower attrition rates than Mass Markets customers.

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

Just Energy purchases electricity supply from market counterparties for Mass Markets and Commercial customers based on forecasted customer aggregation. Electricity supply is generally purchased concurrently with the execution of a contract for larger Commercial customers. Historical customer usage is obtained from LDCs, which, when normalized to average weather, provides Just Energy with expected normal customer consumption. Just Energy mitigates exposure to weather variations through active management of the electricity portfolio and the purchase of options, including weather derivatives. Just Energy’s ability to successfully mitigate weather effects is limited by the degree to which weather conditions deviate from normal and the availability and costs of such options. To the extent that balancing electricity purchases are outside the acceptable forecast, Just Energy bears the financial responsibility for excess or short supply caused by fluctuations in customer usage. Any supply balancing not fully covered through customer pass–throughs, active management or the options employed may increase or decrease Just Energy’s Base Gross Margin depending upon market conditions at the time of balancing.

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

Just Energy currently sells JustGreen electricity and gas in eligible markets across North America. Of all mass market customers who contracted with Just Energy in the past year, 38% purchased JustGreen for some or all of their energy needs. On average, these customers elected to purchase 96% of their consumption as green supply. For comparison, as reported for the trailing 12 months ended June 30, 2021, 38% of Mass Market customers who contracted with Just Energy chose to include JustGreen for an average of 93% of their consumption. As at June 30, 2022, JustGreen makes up 24% of the Mass Market electricity portfolio, compared to 25% in the year ago period. JustGreen makes up 25% of the Mass Market gas portfolio, compared to 13% in the year ago period.

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

Non–U.S. GAAP financial measures

Just Energy’s Interim Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. The financial measures that are defined below do not have a standardized meaning prescribed by U.S. GAAP and may not be comparable to similar measures presented by other companies. These financial measures should not be considered as an alternative to, or more meaningful than, net income (loss), cash flow from operating activities and other measures of financial performance as determined in accordance with U.S. GAAP; however, the Company believes that these measures are useful in providing relative operational profitability of the Company’s business.

BASE GROSS MARGIN

“Base Gross Margin” represents gross margin adjusted to exclude the effect of unrealized gains (losses) on derivative instruments and the one–time impact of the Weather Event. Base Gross Margin is a key measure used by management to assess performance and allocate resources. Management believes that these realized gains (losses) on derivative instruments reflect the long–term financial performance of Just Energy and thus have included them in the Base Gross Margin calculation.

EBITDA

“EBITDA” refers to earnings before interest expense, income taxes, depreciation and amortization with an adjustment for discontinued operations. EBITDA is a non–U.S. GAAP measure that reflects the operational profitability of the business.

BASE EBITDA

“Base EBITDA” refers to EBITDA adjusted to exclude the impact of unrealized mark to market gains (losses) arising from U.S. GAAP requirements for derivative instruments, Reorganization Costs, Weather Event, share–based compensation, impairment of goodwill, intangible, inventory and others, gain on investment, realized gains (losses) related to gas held in storage until gas is sold, and non–controlling interest. This measure reflects operational profitability as the impact of the gain on investment, impairment of inventory and Reorganization Costs are one–time non–recurring events. Non–cash share–based compensation expense is treated as an equity issuance for the purposes of this calculation as it would be settled in Common Shares; and the unrealized mark to market gains (losses) are associated with supply already sold in the future at fixed prices.

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

Just Energy uses derivative instruments to hedge the gas held in storage for future delivery to customers. Under U.S. GAAP, the customer contracts are not marked to market: however, there is a requirement to report the realized gains (losses) in the current period instead of recognizing them as a cost of inventory until delivery to the customer. Just Energy excludes the realized gains (losses) to EBITDA during the injection season and includes them during the withdrawal season in accordance with the customers receiving the gas. Management believes that including the realized gains (losses) during the withdrawal season when the customers receive the gas is more reflective of the operations of the business.

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

Financial and operating highlights

For the three months ended June 30.

(thousands of dollars, except where indicated and per share amounts)

		% increase
	Fiscal 2023	(decrease)	Fiscal 2022
Revenue	$570,586	15%	$496,361
Base Gross Margin[1]	90,349	11%	81,082
Administrative expenses	27,487	12%	24,643
Selling commission expenses	19,091	(8)%	20,648
Selling non-commission and marketing expense	13,381	14%	11,688
Provision for expected credit loss	10,450	72%	6,073
Reorganization Costs	19,131	16%	16,486
Interest expense	8,488	(4)%	8,831
Income for the period	160,614	NMF [2]	223,834
Base EBITDA[1]	20,473	9%	18,774
RCE Mass Markets count	1,244,000	10%	1,127,000
RCE Mass Markets net adds	43,000	NMF [2]	(6,000)
RCE Commercial count	1,498,000	(14)%	1,734,000

1 See “Non–U.S. GAAP financial measures” above.

2 Not a meaningful figure.

Revenue increased by 15% to $570.6 million for the three months ended June 30, 2022 compared to $496.4 million for the three months ended June 30, 2021. The increase was primarily driven by an increase in the Texas mass market customer base and warmer weather in Texas.

Base Gross Margin increased by 11% to $90.4 million for the three months ended June 30, 2022 compared to $81.1 million for the three months ended June 30, 2021. The increase was primarily driven by higher mass market volumes due to increase in customer base and weather partially offset by lower average realized mass market Base Gross Margins.

Base EBITDA increased by 9% to $20.5 million for the three months ended June 30, 2022 compared to $18.8 million for the three months ended June 30, 2021. The increase was primarily driven by higher Base Gross Margin offset by higher provision for expected credit loss and administrative expenses.

Administrative expenses increased by 12% to $27.5 million for the three months ended June 30, 2022 compared to $24.6 million to the three months ended June 30, 2021. The increase was primarily driven by higher employee costs.

Selling commission expenses decreased by 8% to $19.1 million for the three months ended June 30, 2022 compared to $20.7 million for the three months ended June 30, 2021. The decrease was primarily due to lower prepaid commission amortization from lower sales in prior years.

Selling non–commission and marketing expenses increased by 14% to $13.4 million for the three months ended June 30, 2022 compared to $11.7 million for the three months ended June 30, 2021. The increase was driven by investment in sales agent costs to drive customer additions and retention.

Provision for expected credit loss increased by 72% to $10.5 million for the three months ended June 30, 2022 compared to $6.1 million for the three months ended June 30, 2021. The increase was driven from the higher revenues in the Texas mass market.

Reorganization Costs include professional and advisory costs of $13.6 million, $1.5 million for the key employee retention plan and $4.0 million in prepetition claims, contract terminations and other costs.

Net Income was $160.6 million, compared to net income of $223.8 million during the prior year, primarily driven in both periods by unrealized mark to market gains on derivative instruments associated with supply contracts partially offset by income tax expense in the current year. Unrealized mark to market gains and losses on derivative financial instruments relate to the supply the Company has purchased to deliver in the future to existing customers at fixed contractual prices.

Mass Markets RCE Net Adds for the three months ended June 30, 2022 was increased by 43,000 compared to a decrease of 6,000 for the three months ended June 30, 2021 driven by the increase in customer additions and lower attrition and failed to renew.

Base Gross Margin

For the three months ended June 30.

(thousands of dollars)

	Fiscal 2023			Fiscal 2022
	Mass			Mass
	Market	Commercial	Total	Market	Commercial	Total
Gas	$10,732	$(1,096)	$9,636	$11,566	$1,534	$13,100
Electricity	57,174	23,539	80,713	49,499	18,483	67,982
	$67,906	$22,443	$90,349	$61,065	$20,017	$81,082
Increase	11%	12%	11%

Mass Markets

Mass Markets Base Gross Margin increased by 11% to $67.9 million for the three months ended June 30, 2022 compared to $61.1 million for the three months ended June 30, 2021. The increase was primarily driven by higher volumes due to increase in customer base and weather partially offset by lower average realized Base Gross Margins.

Gas

Mass Markets Gas Base Gross Margin decreased by 7% to $10.7 million for the three months ended June 30, 2022 compared to $11.6 million for the three months ended June 30, 2021. The decrease was primarily driven by a decrease in average realized Base Gross Margin and a decline in the customer base.

Electricity

Mass Markets Electricity Base Gross Margin increased by 16% to $57.2 million for the three months ended June 30, 2022 compared to $49.5 million for the three months ended June 30, 2021. The increase was primarily driven by higher volumes due to increase in customer base and weather partially offset by lower average realized Base Gross Margins.

Commercial

Commercial Base Gross Margin increased by 12% to $22.4 million for the three months ended June 30, 2022 compared to $20.0 million for the three months ended June 30, 2021. The increase was primarily driven by higher average realized Base Gross Margins partially offset by lower customer base.

Gas

Commercial Gas Base Gross Margin decreased to negative $1.1 million for the three months ended June 30, 2022 compared to $1.5 million for the three months ended June 30, 2021. The decrease was primarily driven by a decrease in average realized Base Gross Margin.

Electricity

Commercial Electricity Base Gross Margin increased by 27% to $23.5 million for the three months ended June 30, 2022 compared to $18.5 million for the three months ended June 30, 2021. The increase was primarily driven by higher average realized Base Gross Margin partially offset by a decline in customer base.

Mass Markets average realized Base Gross Margin

For the trailing 12 months ended June 30.

	Fiscal 2023		Fiscal 2022
	Base GM/RCE	% Change	Base GM/RCE
Gas	$184	(37)%	$291
Electricity	221	(11)%	249
Total	$213	(18)%	$259

Mass Markets average realized Base Gross Margin for the trailing 12 months ended June 30, 2022 decreased 18% to $213 compared to $259 for the trailing 12 months ended June 30, 2021. The decrease is primarily attributable to higher supply costs and competitive market pricing to support customer growth and retention.

Commercial average realized Base Gross Margin

For the trailing 12 months ended June 30.

	Fiscal 2023		Fiscal 2022
	Base GM/RCE	% Change	Base GM/RCE
Gas	$42	(39)%	$69
Electricity	89	17%	76
Total	$79	6%	$74

Commercial average realized Base Gross Margin for the trailing 12 months ended June 30, 2022 increased 6% to $79 compared to $74 for the trailing 12 months ended June 30, 2021.

Base EBITDA

For the three months ended June 30.

(thousands of dollars)

	Fiscal 2023	Fiscal 2022
Reconciliation to Interim Condensed Consolidated Statements of Operations
Income for the period	$160,614	$223,834
Add:
Interest expense	8,488	8,831
Provision (recovery) for income taxes	65,564	(793)
Amortization and depreciation	3,041	3,680
EBITDA	$237,707	$235,552
Add (subtract):
Unrealized gain of derivative instruments	(222,439)	(236,055)
Weather Event Costs	(3,987)	3,000
Reorganization Costs	19,131	16,486
Share-based compensation	165	494
Impairment of goodwill, intangible assets and other	–	530
Realized gain included in cost of goods sold	(10,116)	(1,285)
Loss attributable to non-controlling interest	12	52
Base EBITDA	$20,473	$18,774
Add(subtract)
Gross margin	$(92,626)	$65,350
Realized gain of derivative instruments	186,962	12,732
Weather Event Costs	(3,987)	3,000
Base Gross Margin	90,349	81,082
Add (subtract):
Administrative expenses	(27,487)	(24,643)
Selling commission expenses	(19,091)	(20,648)
Selling non-commission and marketing expense	(13,381)	(11,688)
Provision for expected credit loss	(10,450)	(6,073)
Amortization included in cost of sales	124	35
Share-based compensation	165	494
Loss attributable to non-controlling interest	12	52
Other income	232	163
Base EBITDA	$20,473	$18,774

Base EBITDA increased by 9% to $20.5 million for the three months ended June 30, 2022 compared to $18.8 million for the three months ended June 30, 2021. The increase was driven primarily by higher Base Gross Margin, partially offset by higher provision for expected credit loss and administrative expenses.

Base Gross Margin increased by 11% to $90.3 million for the three months ended June 30, 2022 compared to $81.1 million for the three months ended June 30, 2021. The increase was primarily driven by higher mass market volumes due to increase in customer base and weather partially offset by lower average realized mass market Base Gross Margin.

Summary of quarterly results for continuing operations

(thousands of dollars, except per share amounts)

	Q1	Q4	Q3	Q2
	Fiscal 2023	Fiscal 2022	Fiscal 2022	Fiscal 2022
Revenues	$570,586	$582,680	$516,185	$559,382
Cost of goods sold	663,212	555,680	346,675	494,612
Gross margin	(92,626)	27,000	169,510	64,770
Realized gain of derivative instruments	186,962	54,248	63,885	33,726
Weather Event Costs	(3,987)	–	(148,537)	(2,421)
Non-cash adjustment to green obligations	–	–	–	(3,633)
Base Gross Margin	90,349	81,248	84,858	92,442
Administrative expenses	27,487	27,651	26,074	29,816
Selling commission expenses	19,091	19,437	21,582	22,102
Selling non-commission and marketing expenses	13,381	13,459	13,000	13,436
Provision for expected credit loss	10,450	8,188	7,036	2,945
Interest expense	8,488	9,394	8,890	7,754
Income (loss) for the period	160,614	300,450	(110,881)	265,082
Base EBITDA from continuing operations	20,473	12,913	17,540	24,458

	Q1	Q4	Q3	Q2
	Fiscal 2022	Fiscal 2021	Fiscal 2021	Fiscal 2021
Revenues	$496,361	$543,975	$481,619	$553,862
Cost of goods sold	431,011	2,470,119	343,059	388,195
Gross margin	65,350	(1,926,144)	138,560	165,667
Realized gain (loss) of derivative instruments	12,732	1,697,835	(43,573)	(61,892)
Weather Event Costs	3,000	330,383	–	–
Sales Tax settlement	–	1,499	6,200	–
Base Gross Margin	81,082	103,573	101,188	103,774
Administrative expenses	24,643	24,255	24,525	34,275
Selling commission expenses	20,648	22,333	23,403	26,271
Selling non-commission and marketing expenses	11,688	11,125	9,023	9,711
Provision for expected credit loss	6,073	5,753	2,579	8,744
Interest expense	8,831	13,297	13,648	22,376
Income (loss) for the period from continuing operations	223,834	(306,429)	(56,348)	(29,775)
Income (loss) for the period from discontinued operations, net	–	(129)	2,849	(2,655)
Income (loss) for the period	223,834	(306,558)	(53,499)	(32,429)
Base EBITDA from continuing operations	18,772	43,391	42,431	24,551

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

Segmented Base EBITDA

For the three months ended June 30.

(thousands of dollars)

	Fiscal 2023
			Corporate
	Mass		and shared
	Market	Commercial	services	Consolidated
Revenue	$340,577	$230,009	$–	$570,586
Cost of goods sold	(409,203)	(254,009)	–	(663,212)
Gross margin	(68,626)	(24,000)	–	(92,626)
Weather Event Costs	(3,987)	–	–	(3,987)
Realized gain of derivative instruments	140,519	46,443	–	186,962
Base Gross Margin	67,906	22,443	–	90,349
Add (subtract):
Administrative expenses	(7,770)	(2,719)	(16,998)	(27,487)
Selling commission expenses	(9,260)	(9,831)	–	(19,091)
Selling non-commission and marketing expense	(12,329)	(1,052)	–	(13,381)
Provision for expected credit loss	(10,324)	(126)	–	(10,450)
Amortization included in cost of goods sold	124	–	–	124
Share based compensation	–	–	165	165
Other income (expense)	230	2	–	232
Loss attributable to non-controlling interest	12	–	–	12
Base EBITDA from continuing operations	$28,589	$8,717	$(16,833)	$20,473

	Fiscal 2022
			Corporate
	Mass		and shared
	Market	Commercial	services	Consolidated
Sales	$256,866	$239,495	$–	$496,361
Cost of goods sold	(208,422)	(222,589)	–	(431,011)
Gross margin	48,444	16,906	–	65,350
Sales tax settlement	3,000	–	–	3,000
Realized gain of derivative instruments	9,621	3,111	–	12,732
Base Gross Margin	61,065	20,017	–	81,082
Add (subtract):
Administrative expenses	(7,577)	(2,764)	(14,302)	(24,643)
Selling commission expenses	(9,678)	(10,970)	–	(20,648)
Selling non-commission and marketing expense	(10,792)	(896)	–	(11,688)
Provision for credit loss	(4,863)	(1,210)	–	(6,073)
Amortization included in cost of goods sold	35	–	–	35
Share based compensation	–	–	494	494
Other income (expense)	127	36	–	163
Loss attributable to non-controlling interest	52	–	–	52
Base EBITDA from continuing operations	$28,369	$4,213	$(13,808)	$18,774

1 See segment definitions provided as above.

Mass Markets segment Base EBITDA was flat at $28.6 million for the three months ended June 30, 2022 compared to $28.4 million for the three months ended June 30, 2021. Higher Base Gross Margin was offset by a higher provision for expected credit losses and selling costs.

Commercial segment Base EBITDA increased by 107% to $8.7 million for the three months ended June 30, 2022 compared to $4.2 million for the three months ended June 30, 2021. The increase was primarily driven by higher Base Gross Margin.

Corporate and shared services costs were $16.8 million for the three months ended June 30, 2022 compared to $13.8 million for the three months ended June 30, 2021 driven by primarily higher employee costs.

Acquisition Costs

The acquisition costs per customer for the trailing twelve months for mass market customers signed by sales agents including sales through digital channel and the commercial customers signed by brokers were as follows:

Trailing twelve months ended
	Fiscal 2023	Fiscal 2022
Mass Markets	$161/RCE	$170/RCE
Commercial	$45/RCE	$35/RCE

Mass markets average acquisition cost decreased by 5% to $161/RCE for the trailing twelve months ended June 30, 2022 compared to $170/RCE reported for the twelve months ended June 30, 2021, due to a change in channel mix towards lower cost channels.

Commercial average customer acquisition cost increased by 29% to $45/RCE for the trailing twelve months ended June 30, 2022 compared to $35/RCE for the twelve months ended June 30, 2021. The increase is consistent with the increase in average gross margin per RCE for Commercial adds and renewals.

Customer summary

Customer Count

	As at		As at
	June 30,	% Increase	June 30,
	2022	(decrease)	2021
Mass Markets	897,000	8%	830,000
Commercial	91,000	(9)%	100,000
Total customer count	988,000	6%	930,000

Mass markets customer count increased 8% to 897,000 compared to June 30, 2021, primarily driven by increase in the Texas customer base.

Commercial customer count decreased 9% to 91,000 compared to June 30, 2021. The decline in Commercial customers is due to competitive price pressures in the United States.

COMMODITY RCE SUMMARY

	April 1,			Failed to	June 30,	% increase
	2022	Additions	Attrition	renew	2022	(decrease)
Mass Markets
Gas	234,000	12,000	(10,000)	(6,000)	230,000	(2)%
Electricity	967,000	127,000	(58,000)	(22,000)	1,014,000	5%
Total Mass Markets RCEs	1,201,000	139,000	(68,000)	(28,000)	1,244,000	4%
Commercial
Gas	365,000	13,000	(6,000)	(8,000)	364,000	(0)%
Electricity	1,189,000	89,000	(65,000)	(79,000)	1,134,000	(5)%
Total Commercial RCEs	1,554,000	102,000	(71,000)	(87,000)	1,498,000	(4)%
Total RCEs	2,755,000	241,000	(139,000)	(115,000)	2,742,000	(0)%

Mass Markets

Mass markets RCE additions increased by 72% to 139,000 for the three months ended June 30, 2022 compared to 81,000 for the three months ended June 30, 2021. The increase is driven by investment in digital marketing, as well as continued improvement in direct face–to–face channels.

Mass markets RCE attrition increased by 8% to 68,000 for the three months ended June 30, 2022 as compared to 63,000 for the three months ended June 30, 2021. The decrease was due to the impacts of regulatory constraints in New York requiring certain customers to be dropped to the utility in the three months ended June 30, 2021.

Mass markets failed to renew RCEs increased by 17% to 28,000 for the three months ended June 30, 2022 compared to 24,000 for the three months ended June 30, 2021.

As at June 30, 2022, the U.S. and Canadian operations accounted for 88% and 12% of the mass markets RCE base, respectively.

Commercial

Commercial RCE additions increased by 137% to 102,000 for the three months ended June 30, 2022 compared to 43,000 for the three months ended June 30, 2021.

Commercial RCE attrition increased by 196% to 71,000 for the three months ended June 30,2022 compared to 24,000 for the three months ended June 30, 2021.

Commercial Failed to renew RCEs decreased by 22% to 87,000 RCEs for the three months ended June 30, 2022 compared to 112,000 RCEs for the three months ended June 30, 2021.

As at June 30, 2022, the U.S. and Canadian operations accounted for 63% and 37% of the commercial RCE base, respectively.

Total

As at June 30, 2022, the U.S. and Canadian operations remained unchanged at 75% and 25% of the RCE base, respectively, as compared to the three months ended June 30, 2021.

COMMODITY RCE ATTRITION

	Trailing 12 months ended
	June 30, 2022	June 30, 2021
Mass Markets	16%	18%
Commercial	12%	9%

The mass markets attrition rate for the trailing twelve months ended June 30, 2022 decreased by two percentage points to 16% compared to the 18% for the twelve months ended June 30, 2021 which was impacted by regulatory constraints in New York requiring certain customers to be dropped to the utility.

	Three months ended
	June 30,	June 30,
	2022	2021
Mass Markets	4%	6%
Commercial	4%	1%

The mass markets attrition rate for the three months ended June 30, 2022 decreased by two percentage points to 4% compared to 6% for the three months ended June 30, 2021 which was impacted by regulatory constraints in New York requiring certain customers to be dropped to the utility.

COMMODITY RCE RENEWALS

The following table presents renewals for the trailing twelve months ended June 30, 2022 and the trailing twelve months ended June 30, 2021.

	Trailing 12 months ended
	June 30, 2022	June 30, 2021
Mass Markets	81%	76%
Commercial	45%	49%

The following table presents renewals for the three months ended June 30, 2022 and the three months ended June 30, 2021.

	Three months ended
	June 30,	June 30,
	2022	2021
Mass Markets	82%	78%
Commercial	41%	49%

AVERAGE GROSS MARGIN PER RCE

The table below depicts the annual design margins on new and renewed contracts signed during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 for standard commodities, which does not include non–recurring non–commodity fees.

	Fiscal	Number of	Fiscal	Number of
	2023	RCEs	2022	RCEs
Mass Markets added or renewed	$280	133,000	$195	151,000
Commercial added or renewed[1]	$86	102,000	$70	85,000

1Annual gross margin per RCE excludes margins from Interactive Energy Group and large Commercial and Industrial customers.

For the three months ended June 30, 2022, the mass markets average gross margin per RCE for the customers added or renewed was $280/RCE, an increase of 44% from $195/RCE for the three months ended June 30, 2021 due to change in channel strategy and channel mix.

Liquidity and capital resources from continuing operations

On March 18, 2021, Just Energy Ontario L.P, Just Energy (U.S.) Corp. and Just Energy Group Inc. entered into the Lender Support Agreement with the lenders under the Credit Facility. Under the Lender Support Agreement, the lenders agreed to allow issuance or renewals of letters of credit under the Credit Facility during the pendency of the CCAA proceedings within certain restrictions. In return, the Company has agreed to continue paying interest and fees at the non-default rate on the outstanding advances and letters of credit under the Credit Facility. The amount of letters of credit that may be issued is limited to the lesser of CAD $46.1 million (excluding the letters of credit guaranteed by Export Development Canada under its Account Performance Security Guarantee Program), plus any amount the Company has repaid and CAD $125 million. As at June 30, 2022, the Company had repaid CAD $79.6 million and had a total of CAD $123.7 million of letters of credit outstanding.

Certain amounts outstanding under the LC Facility are guaranteed by Export Development Canada under its Account Performance Security Guarantee Program. As at June 30, 2022, the Company had $44.2 million of letters of credit outstanding and letter of credit capacity of $1.2 million available under the LC Facility. Just Energy’s obligations under the Credit Facility are supported by guarantees of certain subsidiaries and secured by a general security agreement and a pledge of the assets and securities of Just Energy and the majority of its operating subsidiaries excluding, primarily Filter Group. Just Energy has also entered into an inter-creditor agreement in which certain commodity and hedge providers are also secured by the same collateral. As a result of the CCAA filing, the borrowers are in default under the Credit Facility. However, any potential actions by the lenders have been stayed pursuant to the Court Order.

SUMMARY OF CASH FLOWS
For the three months ended June 30
(thousands of dollars)

	Fiscal 2023	Fiscal 2022
Operating activities from continuing operations	$102,072	$2,603
Investing activities from continuing operations	(3,462)	(1,460)
Financing activities from continuing operations	(1,657)	(22,683)
Effect of foreign currency translation	(1,852)	221
Increase (decrease) in cash	95,101	(21,319)
Cash and cash equivalents – beginning of period	128,491	172,666
Cash and cash equivalents – end of period	$223,592	$151,347

Operating activities

Cash flow from operating activities was an inflow of $102.1 million for the three months ended June 30, 2022 compared to an inflow of $2.6 million for the three months ended June 30, 2021. The increase in the inflow is primarily due to the proceeds from HB 4492, partially offset by professional and advisory costs related to the CCAA proceedings, whereas the prior year included higher payments to ERCOT associated with the Weather Event.

Investing activities

Cash flow from investing activities was an outflow of $3.5 million for the three months ended June 30, 2022 compared to an outflow of $1.5 million for the three months ended June 30, 2021. This is primarily due to $3.5 million in capital expenditures for intangibles and purchases of equipment.

Financing activities

Cash flow from financing activities was an outflow of $1.7 million for the three months ended June 30, 2022 compared to an outflow of $22.7 million for the three months ended June 30, 2021. The outflow is primarily driven by payments of $1.2 million under the Credit Facility compared to a $45.7 million payments under the Credit Facility partially offset by a $25 million borrowing under the DIP Facility in the three months ended June 30, 2021.

Free cash flow and unlevered free cash flow

For the three months ended June 30

(thousands of dollars)

	Fiscal 2023	Fiscal 2022
Cash flows from operating activities	$102,072	$2,603
Subtract: Maintenance capital expenditures	(3,462)	(1,460)
Free cash flow	98,610	1,143
Interest expense, cash portion	7,128	8,831
Unlevered free cash flow	$105,738	$9,974

1 See “Non–U.S. GAAP financial measures” above.

Unlevered free cash flow increased by $95.8 million to an inflow of $105.7 million for the three months ended June 30, 2022 compared to an inflow of $10.0 million for the three months ended June 30, 2021. The increase is primarily due to the proceeds from HB 4492, partially offset by professional and advisory costs related to the CCAA proceedings, whereas the prior year included higher payments to ERCOT associated with the Weather Event.

Selected Balance sheets data as at June 30, 2022, compared to March 31, 2021

The following table shows selected data from the Interim Condensed Consolidated Financial Statements as at the following periods:

	As at	As at
	June 30,	March 31,
	2022	2022
Assets:
Cash and cash equivalents	$220,962	$125,755
Trade and other receivables, net	356,059	308,941
Total fair value of derivative instrument assets	899,282	671,714
Other current assets	175,581	131,570
Total assets	1,911,371	1,623,814

Liabilities:
Trade and other payables	$385,391	$349,923
Total fair value of derivative instrument liabilities	34,580	26,087
Total debt	125,893	126,419
Total liabilities	1,553,964	1,429,613

Total cash and cash equivalents increased to $221.0 million as at June 30, 2022 from $125.8 million as at March 31, 2022. The increase in cash is primarily attributable to cash inflows from operating activities.

Trade and other receivables, net increased to $356.1 million as at June 30, 2022 from $308.9 million as at March 31, 2022. The changes are primarily due to increases in receivables from increased revenues.

Other current assets increased to$175.6 million as at June 30, 2022 from $131.6 million as at March 31, 2022. The change is primarily driven by increased collateral postings.

Trade and other payables increased to $385.4 million as at June 30, 2022 from $349.9 million as at March 31, 2022.

Fair value of derivative instruments assets and fair value of derivative instruments liabilities relate entirely to the financial and physical derivatives. The unrealized mark to market gains and losses can result in significant changes in income or loss and, accordingly, shareholders’ equity from year to year due to commodity price volatility. As Just Energy has purchased this supply to cover future customer usage at fixed prices, management believes that these unrealized changes do not impact the long–term financial performance of Just Energy.

Total debt was $125.9 million as at June 30, 2022 compared to $126.4 million as at March 31, 2022. As at June 30, 2022, $363.3 million of debt is subject to compromise under the CCAA proceedings.

Embedded gross margin

Management’s estimate of EGM is as follows:

(millions of dollars)

	As at	As at
	June 30,	June 30,	% Increase
	2022	2021	(decrease)
Mass Markets embedded gross margin	857.1	820.8	4%
Commercial embedded gross margin	244.3	268.3	(9)%
Total embedded gross margin	$1,101.4	$1,089.1	1

See “Non–U.S. GAAP financial measures” above.

Management’s estimate of the mass markets EGM increased by 4% to $857.1 million as at June 30, 2022 compared to $820.8 million as at June 30, 2021. The increase was primarily driven by growth in the Texas mass market customer base.

Management’s estimate of the commercial EGM decreased by 9% to $244.3 million as at March 31, 2023 compared to $268.3 million as at June 30, 2021. The decline resulted from the decrease in the customer base compared to the prior period.

Provision for (Recovery of) income and deferred tax

(thousands of dollars)

	Three months ended June 30,
	2022	2021
Current income tax expense (recovery)	$889	$(912)
Deferred income tax expense (recovery)	64,675	119
Provision for income tax	$65,564	$(793)

Just Energy recorded a current income tax expense of $0.9 million for three months ended June 30, 2022, compared to $0.9 million recovery for the three months ended June 30, 2021. Just Energy continues to have a current tax expense from profitability in taxable jurisdictions however during fiscal 2022 a recovery was recognized due to the benefits of a current year loss carried back.

During the three months ended June 30, 2022, a deferred tax expense of $64.7 million was recorded as compared to a deferred tax expense of $0.1 million during the three months ended June 30, 2021. The current year deferred tax expense is the result of the deferred tax liability recorded on the unrealized gain on derivative instruments reported in fiscal 2023.

Contractual obligations

In the normal course of business, Just Energy is obligated to make future payments for contracts and other commitments that are non-cancellable.

PAYMENTS DUE BY PERIOD

(thousands of dollars)

	Less than 1 year	1–3 years	4–5 years	More than 5 years	Total
Trade and other payables	$385,391	$–	$–	$–	$385,391
Commodity suppliers' accruals and payables subject to compromise	443,447	–	–	–	443,447
Non-commodity trade accruals and accounts payable subject to compromise	40,531	–	–	–	40,531
Long-term debt	125,854	39	–	–	125,893
Debt and financing subject to compromise	363,261	–	–	–	363,261
Gas, electricity and non-commodity contracts	1,784,374	1,695,634	349,018	45,432	3,874,458
Total	$3,142,858	$1,695,673	$349,018	$45,432	$5,232,981

Under the terms of the Court Orders, any actions against Just Energy to enforce or otherwise effect payment from Just Energy of pre-petition obligations are currently stayed.

OTHER OBLIGATIONS

Subject to the CCAA proceedings, in the opinion of management, Just Energy has no material pending actions, claims or proceedings that have not been included either in its accrued liabilities or in the Interim Condensed Consolidated Financial Statements. In the normal course of business, Just Energy could be subject to certain contingent obligations that become payable only if certain events were to occur. The inherent uncertainty surrounding the timing and financial impact of any events prevents any meaningful measurement, which is necessary to assess any material impact on future liquidity. Such obligations include potential judgments, settlements, fines and other penalties resulting from actions, claims or proceedings.

On September 15, 2021, the Ontario Court approved the Company’s request to establish a claims process to identify and determine claims against the Company and its subsidiaries that are subject to the ongoing Claims Procedure Order. As part of the CCAA proceedings and in accordance with the Claims procedure Order, Just Energy continues to review and determine which claims will be allowed, modified or disallowed which may result in additional liabilities subject to compromise that are not currently reflected in the Interim Condensed Consolidated Financial Statements. Please see (refer to Part I, Item 1, “Interim Condensed Consolidated Financial Statements and Notes” Note 15(b) Commitments and Contingencies) of this Quarterly Report for additional information. On August 18, 2022 the Ontario Court suspended the Claims Procedure Order with (i) the barring of claims pursuant to the applicable provisions of such order remaining in effect and (ii) the Company’s ability, with the consent of the Monitor, to refer claims for adjudication for the purposes of determining entitlement to proceeds to be distributed in accordance with a transaction completed pursuant to the SISP.

Transactions with related parties

Parties are considered to be related if one party has the ability to control the other party or exercise influence over the other party in making financial or operating decisions. The definition includes subsidiaries and other persons.

PIMCO through certain affiliates became a 28.9% shareholder of the Company as part of the September 2020 Recapitalization. On March 9, 2021, certain PIMCO affiliates entered into the DIP Facility with the Company as discussed in the Interim Condensed Consolidated Financial Statements. For consideration for making the DIP Facility available, Just Energy paid a 1% origination fee, a 1% commitment fee on March 9, 2021 and a 1% amendment fee on November 16, 2021.

Off balance sheet items

The Company has issued letters of credit in accordance with its credit facility totaling CAD$123.7 million as at June 30, 2022 to various counterparties, primarily utilities in the markets it operates in, as well as suppliers.

Pursuant to separate arrangements with surety bond providers. Just Energy has issued surety bonds to various counterparties including States, regulatory bodies, utilities, and various other surety bond holders in return for a fee and/or meeting certain collateral posting requirements. Such surety bond postings are required in order to operate in certain states or markets. Total surety bonds issued as at June 30, 2022 was $39.4 million, which is 100% collateralized with letters of credit or cash collateral.

Critical accounting estimates and judgments

The Interim Condensed Consolidated Financial Statements of Just Energy have been prepared in accordance with U.S. GAAP. Certain accounting policies require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, cost of goods sold, administrative expenses, selling and marketing expenses, and other operating expenses. Estimates are based on historical experience, current information and various other assumptions that are believed to be reasonable under the circumstances. The emergence of new information and changed circumstances may result in actual results or changes to estimated amounts that differ materially from current estimates.

The following assessment of critical accounting estimates is not meant to be exhaustive. Just Energy might realize different results from the application of new accounting standards promulgated, from time to time, by various rule–making bodies.

COVID–19 IMPACT

As a result of the continued COVID–19 pandemic, we have reviewed the estimates, judgments and assumptions used in the preparation of the Interim Condensed Consolidated Financial Statements and determined that no significant revisions to such estimates, judgments or assumptions were required for the three months ended June 30, 2022.

DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

Just Energy has entered into a variety of derivative instruments as part of the business of purchasing and selling gas, electricity and JustGreen supply and as part of the risk management practice. In addition, Just Energy uses derivative instruments to manage foreign exchange, interest rate and other risks.

Just Energy enters into contracts with customers to provide electricity and gas at fixed prices and provide comfort to certain customers that a specified amount of energy will be derived from green generation or carbon destruction. These customer contracts expose Just Energy to changes in market prices to supply these commodities. To reduce its exposure to commodity market price changes, Just Energy uses derivative financial and physical contracts to secure fixed–price commodity supply to cover its estimated fixed–price delivery or green commitment.

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

The Interim Condensed Consolidated Financial Statements are in compliance with ASC 815, “Derivative Instruments”. Due to commodity volatility and the size of Just Energy, the changes in fair value on these positions will increase the volatility in Just Energy’s earnings.

The Company’s derivative instruments are valued based on the following fair value hierarchy:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

Level 3 – Inputs that are not based on observable market data.

The main cause of changes in the fair value of derivative instruments is changes in the forward curve prices used for the fair value calculations. For a sensitivity analysis of these forward curves, see Part I, Item 1, “Interim Condensed Consolidated Financial Statements And Notes”, Note 6, Derivative Instruments. Other inputs, including volatility and correlations, are driven off historical settlements.

RECEIVABLES AND LIFETIME EXPECTED CREDIT LOSSES

The lifetime expected credit loss reflects Just Energy’s best estimate of losses on the accounts receivable and unbilled revenue balances. Just Energy determines the lifetime expected credit loss by using historical loss rates and forward–looking factors if applicable. Just Energy is exposed to customer credit risk on its continuing operations in Alberta, Texas, Illinois (gas), California (gas) and Ohio (electricity) and for certain Commercial customers in dual-billing markets including Illinois (power), Pennsylvania (power), Massachusetts (power), New York and New Jersey. Credit review processes have been implemented to perform credit evaluations of customers and manage customer default. In addition, the Company may from time to time change the criteria that it uses to determine the creditworthiness of its customers, including RCEs, and such changes could result in decreased creditworthiness of its customers and/or result in increased customer defaults. If a significant number of customers were to default on their payments, including as a result of any changes to the Company’s credit criteria, it could have a material adverse effect on the operations and cash flows of Just Energy. Management factors default from credit risk in its margin expectations for all of the above markets (see Part I, Item 1, “Interim Condensed Consolidated Financial Statements And Notes”, Note 4, Trade and other receivables net).

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

As at August 29, 2022, there were 48,078,637 common shares and no preferred shares of Just Energy outstanding. Under the CCAA Plan, the common shares will be cancelled and common shareholders will receive no consideration.

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

On March 9, 2021, Just Energy filed for and received creditor protection pursuant to the Court Order under the CCAA and similar protection under Chapter 15 in connection with the Weather Event. On September 15, 2021, the Ontario Court approved the Company’s request to establish a claims process to identify and determine claims against the Company and its subsidiaries that are subject to the ongoing Claims Procedure Order. As part of the CCAA proceedings and in accordance with the Claims Procedure Order, Just Energy continues to review and determine which claims will be allowed, modified or disallowed which may result in additional liabilities subject to compromise that are not currently reflected in the Interim Condensed Consolidated Financial Statements (Part I, Item 1, “Interim Condensed Consolidated Financial Statements And Notes”). Currently, the total claims filed against Just Energy and its subsidiaries pursuant to the Claims Procedure Order are in excess of $14 billion, including approximately $1 billion in secured claims which include letters of credit. The previously disclosed class action against Just Energy, Just Energy Corp. and Just Energy Ontario L.P. with Haidar Omarali as plaintiff, and certain other class action claims, are subject to the Claims Procedure Order. Just Energy expects that the final amount of accepted unsecured claims will be much lower than the face amount of the filed claims. However, on August 4, 2022 Just Energy entered into the Stalking Horse Transaction Agreement with the Stalking Horse Purchaser and the SISP Support Agreement in connection with the SISP that is intended to facilitate its exit from the Company’s ongoing insolvency proceedings as a going concern. The Stalking Horse Transaction provides that certain secured creditors will receive cash payments and/or equity in exchange for their debt, and existing equityholders’ interests will be cancelled for no consideration. In addition, no amounts will be available for distribution to the Just Energy Entities’ general unsecured creditors, including the previously disclosed class action against Just Energy, Just Energy Corp. and Just Energy Ontario L.P. with Haidar Omarali as plaintiff, and certain other class action claims. On August 18, 2022 the Ontario Court suspended the Claims Procedure Order with (i) the barring of claims pursuant to the applicable provisions of such order remaining in effect and (ii) the Company’s ability, with the consent of the Monitor, to refer claims for adjudication for the purposes of determining entitlement to proceeds to be distributed in accordance with a transaction completed pursuant to the SISP.

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

Controls and procedures

DISCLOSURE CONTROLS AND PROCEDURES

Both the chief executive officer (“CEO”) and chief financial officer (“CFO”) have designed, or caused to be designed under their supervision, the Company’s disclosure controls and procedures which provide reasonable assurance that: (i) material information relating to the Company is made known to management by others, particularly during the period in which the annual and interim filings are being prepared; and (ii) information required to be disclosed by the Company in its annual and interim filings or other reports filed or submitted under securities legislation is recorded, processed, summarized and reported within the time period specified in securities legislation. The CEO and CFO are assisted in this responsibility by a Disclosure Committee composed of senior management. The Disclosure Committee has established procedures so that it becomes aware of any material information affecting Just Energy to evaluate and communicate this information to management, including the CEO and CFO as appropriate, and determine the appropriateness and timing of any required disclosure. Based on the foregoing evaluation, conducted by or under the supervision of the CEO and CFO of the Company’s Internal Control over Financial Reporting (“ICFR”) in connection with the Company’s financial year-end, it was concluded that because of the material weakness described below, the Company’s disclosure controls and procedures were not effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013) to evaluate the effectiveness of its ICFR as at March 31, 2021. The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment; (ii) control activities (process-level controls); (iii) risk assessment; (iv) information and communication; and (v) monitoring activities. The COSO framework defines a material weakness as a deficiency, or combination of deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis.

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

Ongoing remediation of previously identified control activities material weakness associated with financial statement close process

Management remains committed to the planning and implementation of remediation efforts to address the material weaknesses, as well as to foster improvement in the Company’s internal controls. These remediation efforts continue and are intended to address this identified material weakness and enhance the overall financial control environment. During fiscal 2021, management further increased the amount of personnel to perform the financial statement close process, including the hiring of a CFO and a controller, both with significant financial reporting and retail energy industry experience, promoting individuals within the team and training those individuals to perform their enhanced roles, and strengthening the managerial review process of the financial statement preparation, who remain with the Company at June 30, 2022 and through the date of these Interim Condensed Consolidated Financial Statements. These enhancements remaining ongoing, and management continues strengthening the design and operational effectiveness of the financial statement preparation process, including the financial statement disclosure checklist. For the year ended March 31, 2022,  the Company changed its basis of presentation from International Financial Reporting Standards to U.S. GAAP. Due to this change in basis of presentation, not enough time has elapsed to operate the designed controls effectively to conclude that management has remediated the material weakness aforementioned.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of quantitative and qualitative disclosures about market risk, see Part I, Item 1, “Interim Condensed Consolidated Financial Statements”, Note 4 (b), Trade and Other Receivable Net and Note 6, Derivative Instruments, to this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

For a discussion of controls and procedures, see Part I, Item II, “Management Discussion and Analysis of Financial Condition and Results of Operations”, to this Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Information with respect to this item has been incorporated by reference from our Annual Report. There have been no material developments in legal proceedings since the filing of our Annual Report. For more information on our legal proceedings, refer to Part I, Item 1, “Interim Condensed Consolidated Financial Statements”, Note 15 (b), Commitments and Contingencies, to this Form 10-Q.

ITEM 1A.RISK FACTORS

During the three months ended June 30, 2022, there were no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended March 31, 2022.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.OTHER INFORMATION

None

ITEM 6.EXHIBITS

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

10.2

Backstop Commitment Letter, dated May 12, 2022, by and among Just Energy (U.S.) Corp. and the initial backstop parties thereto (incorporated by reference to Exhibit 99.3 of Form 6-K (file number 001-35400) filed with the SEC on May 13, 2022).

10.3

Plan of Compromise and Arrangement pursuant to the Companies’ Creditors Arrangement Act concerning, affecting and involving the Applicants and the partnerships listed in Schedule “A” thereto, dated May 26, 2022 (incorporated by reference to Exhibit 10.8 of Form 10-K (file number 001-35400) filed with the SEC on August 8, 2022).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUST ENERGY GROUP INC.

	By:	/s/ Michael Carter
Date: August 29, 2022		Michael Carter
Chief Financial Officer