Form 10-Q
period 2022-09-30
Just Energy Group Inc.
filed 2022-11-29
CIK 1538789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐   No ☐

Based on the closing price as reported on the OTC Pink Market, the aggregate market value of the registrant's Common Stock held by non-affiliates on September 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $38,462,910.  Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer or the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's Common Stock as of  November 29, 2022 was 48,078,637.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 may contain forward-looking statements,  including statements with respect to timing for court approvals, applications to cease to be a reporting issuer and delist from exchanges and the anticipated timing to close the Stalking Horse Transaction. These statements are based on current expectations that involve several risks and uncertainties which could cause actual results to differ from those anticipated. These risks include consummation of the Stalking Horse Transaction and the anticipated results thereof; the timing for applications to the Court for required approvals; satisfaction of the conditions precedent to consummation of the Stalking Horse Transaction, including approval thereof by the Court and the U.S. Court and receipt of all required regulatory approvals; the ability of the Just Energy Entities to continue as a going concern following consummation of the Stalking Horse Transaction; the outcome of any potential litigation with respect to the February 2021 extreme weather event in Texas, the outcome of any invoice dispute with the Electric Reliability Council of Texas, Inc.; the impact of the COVID-19 pandemic on the Company’s business, operations and sales; the Company’s ability to access sufficient capital to provide liquidity to manage its cash flow requirements; general economic, business and market conditions; the ability of management to execute its business plan; levels of customer natural gas and electricity consumption; extreme weather conditions; rates of customer additions and renewals; customer credit risk; rates of customer attrition; fluctuations in natural gas and electricity prices; interest and exchange rates; actions taken by governmental authorities including energy marketing regulation; increases in taxes and changes in government regulations and incentive programs; changes in regulatory regimes; results of litigation and decisions by regulatory authorities; competition; and dependence on certain suppliers. Additional information on these and other factors that could affect Just Energy’s operations or financial results are included in Just Energy’s Form 10K and other reports on file with the U.S. Securities and Exchange Commission which can be accessed at www.sec.gov and with the Canadian securities regulatory authorities which can be accessed through the SEDAR website at www.sedar.com or through Just Energy’s website at investors.justenergy.com.

GLOSSARY OF KEY TERMS

Annual Report	Annual report on Form 10-K
ASC	Accounting Standards Codification
Base EBITDA

Base Earnings Before Interest, Tax, Depreciation and Amortization adjusted for various items as defined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Base Gross Margin	The gross margin adjusted for the effect of various items as defined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
Base Gross Margin per RCE	Base Gross Margin realized on Just Energy’s RCE customer base, including gains (losses) from the sale of excess commodity supply excluding the impacts of the Weather Event or Reorganization Costs
BP Claim	Certain pre-filing secured claims in the aggregate principal amounts of approximately $229.5 million and CAD 0.2 million, plus accrued and unpaid interest
CAD	Canadian dollars
CCAA	Companies' Creditors Arrangement Act
Chapter 15	Chapter 15 of the U.S. Bankruptcy Code
Claims Procedure Order	Order of Ontario Court dated September 15, 2021 establishing the process to identify and determine claims against the Company under the CCAA proceedings
Commodity RCE attrition	Percentage of energy customers whose contracts were terminated prior to the end of the term either at the option of the customer or by Just Energy
Company	Just Energy Group Inc. and/or its consolidated subsidiaries depending on context
Court Orders	Orders approved by the Ontario Court under CCAA and the Houston Court under Chapter 15 in the U.S. Bankruptcy Code that provide creditor protection
COVID-19	Coronavirus pandemic
Credit Facility	Just Energy’s credit facility as described in Part I, Item 1, “Interim Condensed Consolidated Financial Statements and Notes”, Note 9(c), Long Term Debt and Financing
Customer count	Number of customers with a distinct address rather than RCEs
DIP Facility	$125 million Debtor-in-possession facility entered into March 9, 2021 between PIMCO and the Company
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization and is non-U.S. GAAP measure that reflects the operational profitability of the business
ECL	Expected credit losses
Embedded Gross Margin

Embedded Gross Margin (“EGM”) represents the gross margin based on management's estimates for the future as defined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

ERCOT	Electric Reliability Council of Texas, Inc
ERCOT Lawsuit	Litigation by the Just Energy Parties and certain of its affiliates against ERCOT in the Houston Court on commenced on November 12, 2021
FASB	Financial Accounting Standards Board
Failed to renew	Customers who did not renew expiring contracts at the end of their term
Filter Group	Filter Group Inc.
Final Order	Financing order issued by the PUCT in October 2021 authorizing the securitization of these costs by ERCOT under HB 4492
Free Cash Flow	Cash flow from operations less maintenance capital expenditures as defined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
HB 4492	Texas House Bill 4492 which provides a mechanism for recovery of the costs, incurred by various parties, including the Company, during the Weather Event, through certain securitization structures
Houston Court	Bankruptcy Court of the Southern District of Texas, Houston Division
HTC	Home Trust Company

ICFR	Internal Control over Financial Reporting
Interim Condensed Consolidated Financial Statements

Interim Condensed Consolidated Balance Sheets for the years ended September 30, 2022 and Audited Consolidated Balance Sheets for the years ended March 31, 2021, the related Interim Condensed Consolidated Statements of Operations, Interim Condensed Statements of Comprehensive Loss, Interim Condensed Consolidated Statements of Cash Flows, and Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity, for the three and six months ended September 30, 2022 and 2021, and related notes

ISO	Independent System Operator
Just Energy	Just Energy Group Inc. and/or its consolidated subsidiaries depending on context
Just Energy Entities	Just Energy and certain subsidiaries that filed under the CCAA
Just Energy Parties	Just Energy Texas LP, Just Energy Texas I, Corp., Fulcrum Retail Energy LLC, and Hudson Energy Services LLC
KERP	Key employee retention plan
LC Facility	Letter of credit facility described in Part I, Item 1, "Interim Condensed Consolidated Financial Statements and Notes", Note 9(c), Long Term Debt and Financing
LDC	A local distribution company; the natural gas or electricity distributor for a regulatory or governmentally defined geographic area
Lender Support Agreement	Accommodation and support agreement entered into with Lenders of the Credit Facility
Liquidity	Cash and cash equivalents
MD&A	Management Discussion and Analysis of Financial Condition and Results of Operations
NEX	Board of the TSX Venture Exchange
Non-U.S. GAAP financial measures	All measures defined in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Indenture	CAD $15.0 million principal amount of 7.0% subordinated notes to holders of the subordinated convertible debentures, which has a six-year maturity
NYMEX	New York Mercantile Exchange
Ontario Court	Ontario Superior Court of Justice (Commercial List)
PIMCO	Pacific Investment Management Company, Inc.
PUCT	Public Utility Commission of Texas
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

Reverse Vesting Order	An order of the Ontario Court approving the Transaction
S.E.C.	U.S. Securities and Exchange Commission
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

September 2020 Recapitalization	The recapitalization transaction that the Company completed on September 28, 2020
SISP	The Sale and Investment Solicitation Process announced on August 4, 2022, approved by the Ontario Court on August 18, 2022 and the Houston Court on August 30, 2022, concluded on October 17, 2022

SISP Support Agreement	An agreement between the Just Energy Entities, the Purchaser and certain other parties under which the parties agree to support the Transaction and the SISP process
Purchaser	Collectively, the lenders under the Company’s debtor-in-possession financing facility, one of their affiliates and the holder of the BP Claim
Transaction	The transaction contemplated by the Transaction Agreement under which the Purchaser will become the sole owner of the Just Energy Entities
Transaction Agreement

The agreement between the Purchaser and the Just Energy EntitiesCompany dated August 4, 2022, as amended from time to time, under which the Purchaser will become the sole owner of the Just Energy Entities with the key terms described in Part I, Item I, Business Overview

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

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

Interim Condensed Consolidated Balance Sheets

As at September 30

(in thousands of U.S. dollars)

		As at	As at
		September 30, 2022	March 31, 2022
	Notes	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents		$182,016	$125,755
Restricted cash		2,395	2,736
Trade and other receivables, net	4(a)	354,992	308,941
Securitization proceeds receivable from ERCOT		–	147,500
Gas in storage		40,543	3,313
Derivative instruments	6	494,464	538,700
Income taxes recoverable		7,925	11,774
Other current assets	5(a)	149,329	131,570
Total current assets		1,231,664	1,270,289
Non-current assets
Property and equipment, net		4,980	6,505
Intangible assets, net		43,960	43,815
Goodwill		120,951	130,945
Derivative instruments	6	140,761	133,014
Deferred income taxes		351	198
Other non-current assets	5(b)	57,395	39,048
Total non-current assets		368,398	353,525
TOTAL ASSETS		$1,600,062	$1,623,814

LIABILITIES
Current liabilities
Trade and other payables	7	$401,569	$349,923
Deferred revenue		10,270	695
Income taxes payable		2,788	2,370
Derivative instruments	6	21,957	13,170
Current portion of long-term debt	9	55,384	126,289
Total current liabilities		491,968	492,447
Liabilities subject to compromise	8	852,270	845,890
Non-current liabilities
Long-term debt	9	2	130
Derivative instruments	6	46,778	12,916
Deferred income taxes		57,251	75,792
Other non-current liabilities		15,438	2,438
Total non-current liabilities		119,469	91,276
TOTAL LIABILITIES		$1,463,707	$1,429,613
Commitments and contingencies	15
SHAREHOLDERS’ EQUITY
Common shares, no par value; unlimited shares authorized at September 30, 2022 and March 31, 2022; 48,078,637 shares issued and outstanding at September 30, 2022; 48,078,637 shares issued and outstanding at March 31, 2022	12	$1,168,162	$1,168,162
Contributed deficit		(11,749)	(12,073)
Accumulated deficit		(1,133,091)	(1,088,119)
Accumulated other comprehensive income		113,294	126,527
Non-controlling interest		(261)	(296)
TOTAL SHAREHOLDERS’ EQUITY		136,355	194,201
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$1,600,062	$1,623,814

See accompanying notes to the Interim Condensed Consolidated Financial Statements

F-1	JUST ENERGY | SECOND QUARTER REPORT 2023

Interim Condensed Consolidated Statements of Operations

(in thousands of U.S. dollars, except per share amounts)

		For the three months ended September 30,		For the six months ended September 30,
	Notes	2022	2021	2022	2021

Revenue	10	$684,968	$559,382	$1,255,554	$1,055,743
Cost of goods sold		956,870	494,612	1,620,083	925,622
GROSS MARGIN		(271,902)	64,770	(364,529)	130,121
INCOMES (EXPENSES)
Administrative		(29,934)	(29,816)	(57,421)	(54,460)
Selling and marketing		(35,243)	(35,538)	(67,715)	(67,874)
Provision for expected credit loss		(16,756)	(2,945)	(27,206)	(9,018)
Depreciation and amortization		(3,094)	(3,736)	(6,011)	(7,381)
Interest expense	9	(8,921)	(7,754)	(17,409)	(16,584)
Reorganization costs	13	(26,951)	(14,746)	(46,082)	(31,232)
Unrealized gain (loss) on derivative instruments	6	(289,774)	233,036	(67,335)	469,091
Realized gain on derivative instruments		395,631	38,777	592,710	52,793
Realized gain on investment		–	22,887	–	22,887
Other income (expenses), net		163	(45)	395	(412)
Income (loss) from operations before income taxes		(286,781)	264,890	(60,603)	487,931
Income tax benefit	11	(81,164)	(191)	(15,600)	(984)
NET INCOME (LOSS)		$(205,617)	$265,081	$(45,003)	$488,915
Less: Net income (loss) attributable to non-controlling interest		(19)	3	(31)	(49)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS		$(205,598)	$265,078	$(44,972)	$488,964

Earnings (loss) per share	14
Basic		$(4.28)	$5.51	$(0.94)	$10.17
Diluted		$(4.28)	$5.42	$(0.94)	$9.99
Weighted average shares outstanding
Basic		48,078,637	48,078,637	48,078,637	48,078,637
Diluted		48,919,620	48,919,620	48,919,620	48,919,620

See accompanying notes to the Interim Condensed Consolidated Financial Statements

F-2	JUST ENERGY | SECOND QUARTER REPORT 2023

Interim Condensed Consolidated Statements of Comprehensive Income

(in thousands of U.S. dollars)

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021

NET INCOME (LOSS)	$(205,617)	$265,081	$(45,003)	$488,915
Other comprehensive income (loss), net of income tax:
Unrealized loss on translation of foreign operations, net of income tax	(15,631)	(2,341)	(13,233)	(2,000)
TOTAL COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD, NET OF INCOME TAX	$(221,248)	$262,740	$(58,236)	$486,915

Total comprehensive income (loss) attributable to:
Less: Net income (loss) attributable to non-controlling interest	(19)	3	(31)	(49)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS, NET OF INCOME TAX	$(221,229)	$262,737	$(58,205)	$486,964

See accompanying notes to the Interim Condensed Consolidated Financial Statements

F-3	JUST ENERGY | SECOND QUARTER REPORT 2023

Interim Condensed Consolidated Statements of Shareholders’ Equity

(in thousands of U.S. dollars)

		For the six months ended September 30,
	Notes	2022	2021

ATTRIBUTABLE TO THE SHAREHOLDERS
Accumulated earnings
Accumulated earnings (loss), beginning of period		$447,319	$(231,208)
Net income (loss) for the period, attributable to shareholders		(44,972)	488,964
Accumulated earnings, beginning and end of period		$402,347	$257,756

DIVIDENDS AND DISTRIBUTIONS
Dividends and distributions, end of period		$(1,535,438)	$(1,535,438)
ACCUMULATED DEFICIT		$(1,133,091)	$(1,277,682)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, beginning of period		$126,527	$132,797
Other comprehensive loss		(13,233)	(2,000)
Accumulated other comprehensive income, end of period		$113,294	$130,797

SHAREHOLDERS’ EQUITY
Common shares, beginning and end of period	12	$1,168,162	$1,168,162

CONTRIBUTED DEFICIT
Balance, beginning of period		$(12,073)	$(13,558)
Add: Share-based compensation expense		324	822
Balance, end of period		$(11,749)	$(12,736)

NON-CONTROLLING INTEREST
Contributed deficit, beginning of period		$(296)	$(312)
Foreign exchange impact on non-controlling interest		66	53
Net loss attributable to non-controlling interest		(31)	(49)
Contributed deficit, end of period		$(261)	$(308)
TOTAL SHAREHOLDERS’ EQUITY		$136,355	$8,233

See accompanying notes to the Interim Condensed Consolidated Financial Statements

F-4	JUST ENERGY | SECOND QUARTER REPORT 2023

Interim Condensed Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

		For the six months ended September 30,
	Notes	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$(45,003)	$488,915

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		6,301	7,446
Share-based compensation expense		324	822
Interest expense, non-cash portion		2,280	–
Reorganization items (non-cash)		14,106	8,041
Unrealized loss (gain) on derivative instruments	6	67,335	(469,091)
Operating leased asset payments		(1,004)	(1,061)
Net change in non-cash working capital balances		(54,063)	(1,235)
Securitization proceeds receivable from ERCOT		147,500	–
Liabilities subject to compromise		14,448	(11,028)
Income and deferred income taxes		(14,427)	(2,106)
Net cash provided by operating activities		137,797	20,703

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		(139)	(302)
Purchase of intangible assets		(6,245)	(3,515)
Net cash used in investing activities		(6,384)	(3,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment) DIP Facility	9	(70,000)	25,000
Repayment of Filter Group financing	9	(963)	(1,274)
Debt issuance costs		–	(1,293)
Finance leased asset payments		(6)	(33)
Credit Facility payments		(1,167)	(51,367)
Net cash used in financing activities		(72,136)	(28,967)

Effect of foreign currency translation on cash balances		(3,357)	(231)

Net increase (decrease) in cash and cash equivalents and restricted cash		55,920	(12,312)
Cash and cash equivalents and restricted cash, beginning of period		128,491	172,666
Cash and cash equivalents and restricted cash, end of period		$184,411	$160,354

Supplemental cash flow information:
Interest paid		$15,129	$16,584
Income taxes paid		(538)	1,148

See accompanying notes to the Interim Condensed Consolidated Financial Statements

F-5	JUST ENERGY | SECOND QUARTER REPORT 2023

Notes to the Interim Condensed Consolidated Financial Statements

For the six months ended September 30, 2022
(in thousands of U.S. dollars, except where indicated and per share amounts)

1.ORGANIZATION

Just Energy is a corporation established under the laws of Canada to hold securities of its directly or indirectly owned operating subsidiaries. The registered office of Just Energy is First Canadian Place, 100 King Street West, Toronto, Ontario, Canada. The Interim Condensed Consolidated Financial Statements consist of Just Energy and its subsidiaries. The Interim Condensed Consolidated Financial Statements were approved by the Board of Directors on November 29, 2022.

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

On September 15, 2021, the Ontario Court approved the Company’s request to establish a claims process to identify and determine claims against the Company and its subsidiaries that are subject to the ongoing Claims Procedure Order. On August 18, 2022, the Ontario Court suspended the Claims Procedure Order with (i) the barring of claims pursuant to the applicable provisions of such order remaining in effect and (ii) the Company’s ability, with the consent of the Monitor, to refer claims for adjudication for the purposes of determining entitlement to proceeds to be distributed in accordance with a transaction completed pursuant to the SISP.  As part of item (ii) above, Just Energy continues to review and determine which claims will be allowed, modified or disallowed, which may result in additional liabilities subject to compromise that are not currently reflected in the Interim Condensed Consolidated Financial Statements (refer to Part I, Item 1, “Interim Condensed Consolidated Financial Statements And Notes” Note 15(b) Commitments and Contingencies).

Sale and Solicitation Process and Stalking Horse Transaction

On August 4, 2022, the Company entered into the Transaction Agreement and the SISP Support Agreement in connection with the SISP to facilitate its exit from the CCAA proceedings as a going concern.  On August 18, 2022, the Ontario Court granted an order, among other things, authorizing the Company to conduct the SISP.  On October 17, 2022, the Company announced that the transaction (the “Transaction”) contemplated by the Transaction Agreement was the successful bid pursuant to the SISP.

On November 3, 2022,  the Ontario Court issued an order (the “Reverse Vesting Order”) that approves the Transaction contemplated by the Transaction Agreement.

The Just Energy Entities are seeking recognition in the U.S. of the Reverse Vesting Order in their Chapter 15 case in the Houston Court on December 1, 2022.

Subject to the satisfaction or waiver of the other conditions to closing, upon the closing of the Transaction, the Purchaser will own all of the outstanding equity of Just Energy (U.S.) Corp., which will be the new parent company

F-6	JUST ENERGY | SECOND QUARTER REPORT 2023

of all of the Just Energy Entities (other than those excluded pursuant to the terms of the Transaction Agreement), including the Company, and the Just Energy Entities will continue their business and operations in the ordinary course. All currently outstanding shares, options and other equity of Just Energy will be cancelled or redeemed for no consideration and without any vote or other action of the existing shareholders.

Key terms of the Transaction include:

●	The purchase price payable pursuant to the Transaction is (i) $184.9 million in cash, plus up to an additional CAD $10 million solely in the event that additional amounts are required to make applicable payments pursuant to the Transaction Agreement; plus (ii) a credit bid of approximately $230 million plus accrued interest of secured claims assigned to the Purchaser; plus (iii) the assumption of Assumed Liabilities (as defined below), including up to CAD $10 million owing under the Credit Facility (the “Credit Facility Remaining Debt”) to remain outstanding under an amended and restated credit agreement.
●	Applicable post-filing claims, the Credit Facility Remaining Debt, claims by energy regulators, and certain other liabilities enumerated in the Transaction Agreement (“Assumed Liabilities”) will continue to be liabilities of the Just Energy Entities following consummation of the Transaction.
●	Excluded liabilities and excluded assets of the Just Energy Entities will be discharged from the Just Energy Entities pursuant to the Reverse Vesting Order.

The consummation of the Transaction is subject to satisfaction or waiver of a number of conditions precedent set forth in the Transaction Agreement including, among other things, receipt of all required regulatory approvals, and the recognition of such Reverse Vesting Order by the Houston Court. The outside date for completion of the Transaction is December 16, 2022, subject to extension in certain circumstances set forth in the Transaction Agreement.

Under the Transaction, no amounts will be available for distribution to the Just Energy Entities’ general unsecured creditors, including the holders of Just Energy’s USD $205.9 million Term Loan and the holders of Just Energy’s 7.0% subordinated Notes Indenture due September 15, 2026, unless expressly classified as “Assumed Liabilities” pursuant to the Transaction Agreement. Liabilities that will not be retained, including the Term Loan and the Notes Indenture, will be transferred to newly formed corporations (the “ResidualCos”), along with excluded assets, under the Transaction Agreement. The Company expects that there will not be any recoveries available from the ResidualCos.

On November 3, 2022, the Ontario Court extended the stay until January 31, 2023. The stay extension allows the Company to continue to operate in the ordinary course of business while pursuing its proposed restructuring.

Common shares

On May 19, 2022, the common shares of the Company were transferred from the TSX Venture Exchange to the NEX and are trading under the symbol “JE.H.”. The Company’s common shares continue to trade on the OTC Pink Market under the symbol “JENGQ”.

Implementation of the Transaction is subject to the condition that Just Energy, and the other Just Energy Entities, will have ceased to be a reporting issuer under any Canadian or U.S. securities laws, and that no Just Energy Entity will become a reporting issuer under any Canadian or U.S. securities laws as a result of completion of the Transaction. In connection with the completion of the Transaction, the Company intends to: (i) apply for an order from Canadian securities administrators that it will cease to be a reporting issuer under Canadian securities laws immediately prior to the effective date of the Transaction; and (ii) file to suspend its reporting obligations under U.S. securities laws. Additionally, the Company intends to submit an application to delist its common shares from trading on the NEX on or before the closing of the Transaction. The Company’s common shares are also quoted on the OTC Pink Sheets. Concurrent with the delisting from the NEX, the Company expects that the common shares will cease trading on the OTC Pink Market.

F-7	JUST ENERGY | SECOND QUARTER REPORT 2023

Weather-event related uplift securitization proceeds

On June 16, 2021, HB 4492 became law in Texas. HB 4492 provides a mechanism for recovery of certain Weather Event Costs incurred by various parties, including the Company during the Weather Event through certain securitization structures.

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

F-8	JUST ENERGY | SECOND QUARTER REPORT 2023

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

(c)  Significant accounting judgments, estimates and assumptions

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

4.TRADE AND OTHER RECEIVABLES, NET

(a)Trade and other receivables, net

	As at September 30,	As at March 31,
	2022	2022
Trade accounts receivable, net	$159,224	$147,063
Unbilled revenue, net	106,212	82,946
Accrued gas receivable	–	1,414
Commodity receivables	89,556	77,518
Total trade and other receivables, net	$354,992	$308,941

F-9	JUST ENERGY | SECOND QUARTER REPORT 2023

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

Just Energy is exposed to customer credit risk on its operations in Alberta, Texas, Illinois (gas), California and Ohio (electricity). Credit review processes have been implemented to perform credit evaluations of customers and manage customer default. If a significant number of customers were to default on their payments, it could have a material adverse effect on the operations and cash flows of Just Energy.

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

The aging of the trade accounts receivable, excluding the provision for expected credit losses, from the markets where the Company bears customer credit risk was as follows:

	As at September 30,	As at March 31,
	2022	2022

Current	$84,446	$57,766
1–30 days	16,651	16,061
31–60 days	7,526	4,470
61–90 days	5,521	1,220
Over 90 days	2,179	5,106
Total trade receivables	$116,323	$84,623

(c)Provision for expected credit losses

Changes in the provision for expected credit losses related to the balances in the table above were as follows:

	As at September 30,	As at March 31,
	2022	2022

Balance, beginning of period	$14,037	$18,578
Provision for expected credit loss	27,206	24,242
Bad debts written off	(17,312)	(34,504)
Recoveries	1,246	5,148
Foreign exchange	(278)	573
Balance, end of period	$24,899	$14,037

The unbilled revenue subject to customer credit risk is $98.4 million as at September 30, 2022 (March 31, 2022 – $71.2 million).

(d)Securitization proceeds receivable from ERCOT

The Company expected to receive the proceeds of $147.5 million from ERCOT the first half of calendar year 2022 and concluded that the threshold for recognizing a receivable was met in December 2021 as the amounts to be received

F-10	JUST ENERGY | SECOND QUARTER REPORT 2023

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

5.OTHER CURRENT AND NON-CURRENT ASSETS

(a)Other current assets

	As at September 30,	As at March 31,
	2022	2022
Prepaid expenses and deposits	$48,722	$40,347
Customer acquisition costs	41,131	35,680
Green certificates assets	48,454	53,824
Gas delivered in excess of consumption	10,023	793
Inventory	999	926
Total other current assets	$149,329	$131,570

(b)	Other non-current assets

	As at September 30,	As at March 31,
	2022	2022
Customer acquisition costs	$36,781	$30,273
Other long-term assets	20,614	8,775
Total other non-current assets	$57,395	$39,048

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

The following table illustrates unrealized gains (losses) related to Just Energy’s derivative instruments classified as fair value through the Interim Condensed Consolidated Statements of Operations and recorded on the Interim Condensed Consolidated Balance Sheets as derivative instrument assets and derivative instrument liabilities, with their offsetting values recorded in unrealized gain (loss) of derivative instruments on the Interim Condensed Consolidated Statements of Operations:

F-11	JUST ENERGY | SECOND QUARTER REPORT 2023

	For the three months ended September 30,		For the six months ended September 30,
	2022	2021	2022	2021
Physical forward contracts and options (i)	$(325,580)	$106,036	$(141,030)	$288,567
Financial swap contracts and options (ii)	31,395	122,891	67,632	177,969
Foreign exchange forward contracts	4,411	473	6,063	1,368
Other derivative options	–	3,636	–	1,187
Unrealized gain (loss) on derivative instruments	$(289,774)	$233,036	$(67,335)	$469,091

The following table summarizes certain aspects of the derivative instrument assets and liabilities recorded in the Interim Condensed Consolidated Balance Sheet as at September 30, 2022:

	Derivative	Derivative	Derivative	Derivative
	instrument	instrument	instrument	instrument
	assets	assets	liabilities	liabilities
	(current)	(non-current)	(current)	(non-current)

Physical forward contracts and options (i)	$296,046	$64,142	$17,023	$43,196
Financial swap contracts and options (ii)	192,558	73,874	4,934	3,577
Foreign exchange forward contracts	3,372	1,421	–	–
Other derivative options	2,488	1,324	–	5
As at September 30, 2022	$494,464	$140,761	$21,957	$46,778

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

Individual derivative asset and liability transactions are offset and the net amount reported in the Interim Condensed Consolidated Balance Sheets if, and only if, there is currently an enforceable legal right to offset the recognized amounts and there is an intention to settle on a net basis, or to realize the assets and settle the liabilities simultaneously. Individual derivative transactions are typically offset at the legal entity and counterparty level. The impact of netting derivative assets and liabilities is presented in the table below:

	Gross basis amount	Netting impact	Net basis amount
Derivative instrument assets	$1,069,207	$(433,982)	$635,225
Derivative instrument liabilities	(506,776)	438,041	(68,735)
As at September 30, 2022	$562,431	$4,059	$566,490

	Gross basis amount	Netting impact	Net basis amount
Derivative instrument assets	$910,174	$(238,460)	$671,714
Derivative instrument liabilities	(265,011)	238,925	(26,085)
As at March 31, 2022	$645,163	$465	$645,629

F-12	JUST ENERGY | SECOND QUARTER REPORT 2023

Below is a summary of the derivative instruments classified through the Interim Condensed Consolidated Statement of Operations as at September 30, 2022, to which Just Energy has committed:

		Total remaining volume		Weighted average price		Expiry date
(i)	Physical forward contracts and options
	Electricity contracts	31,490,189	MWh	$50.69	/MWh	December 31, 2029
	Natural gas contracts	70,403,970	MMBtu	$5.33	/MMBtu	March 31, 2027
	RECs	4,450,234	MWh	$11.04	/REC	December 31, 2029
	Green Gas Certificates	(140,000)	tonnes	$1.39	/tonnes	June 1, 2023
	Electricity generation capacity contracts	1,209	MWCap	$4,027.58	/MWCap	May 31, 2026
	Ancillary contracts	874,520	MWh	$20.41	/MWh	December 31, 2025

(ii)	Financial swap contracts and options
	Electricity contracts	24,117,816	MWh	$59.88	/MWh	December 31, 2026
	Natural gas contracts	110,708,400	MMBtu	$4.05	/MMBtu	December 31, 2027
	Ancillary contracts	1,806,946	MWh	$20.36	/MWh	December 31, 2025

These derivative instruments create a credit risk for Just Energy since they have been transacted with a limited number of counterparties. Should any counterparty be unable to fulfill its obligations under the contracts, Just Energy may not be able to realize the derivative instruments asset balance recognized in the Interim Condensed Consolidated Financial Statements.

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

F-13	JUST ENERGY | SECOND QUARTER REPORT 2023

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

The following table illustrates the classification of derivative instrument assets (liabilities) in the fair value hierarchy as at September 30, 2022:

	Level 1	Level 2	Level 3	Total
Physical forward contracts	$–	$–	$299,969	$299,969
Financial swap contracts	–	138,268	119,652	257,920
Foreign exchange forward contracts	–	–	4,794	4,795
Other derivative options	–	–	3,807	3,807
Total net derivative instrument assets	$–	$138,268	$428,222	$566,490

The following table illustrates the classification of derivative instrument assets (liabilities) in the fair value hierarchy as at March 31, 2022:

	Level 1	Level 2	Level 3	Total
Physical forward contracts and options	$–	$–	$438,600	$438,600
Financial swap contracts and options	–	124,188	79,821	204,009
Foreign exchange forward contracts	–	–	(1,036)	(1,036)
Other derivative options	–	–	4,055	4,055
Total net derivative instrument assets	$–	$124,188	$521,440	$645,628

Commodity price sensitivity — Level 3 derivative instruments

If the energy prices associated with only Level 3 derivative instruments including natural gas, electricity, and RECs had risen by 10%, assuming that all of the other variables had remained constant, income from operations before income taxes for the three months ended September 30, 2022 would have increased by $361.8 million.

On the contrary, if the energy prices associated with only Level 3 derivative instruments including natural gas, electricity, and RECs had fallen by 10%, assuming that all of the other variables had remained constant, income from operations before income taxes for the three months ended September 30, 2022 would have decreased by $361.8 million, primarily as a result of the change in fair value of derivative instruments.

The following table illustrates the changes in net fair value of derivative instrument assets (liabilities) classified as Level 3 in the fair value hierarchy for the following periods:

	As at September 30,	As at March 31,
	2022	2022
Balance, beginning of period	$521,440	$(33,489)
Total gains	292,029	349,541
Purchases	(157,695)	283,394
Sales	62,491	(71,514)
Settlements	(290,043)	(6,492)
Balance, end of period	$428,222	$521,440

F-14	JUST ENERGY | SECOND QUARTER REPORT 2023

(b)Classification of non-derivative financial assets and liabilities

As at September 30, 2022 and March 31, 2022, the carrying value of cash and cash equivalents, restricted cash, trade and other receivables, and trade and other payables approximates their fair value due to their short-term nature.

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

A 1% increase (decrease) in interest rates would have resulted in a decrease (increase) of approximately $0.3 million in income from operations before income taxes in the Interim Condensed Consolidated Statements of Operations for the six months ended September 30, 2022.

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

F-15	JUST ENERGY | SECOND QUARTER REPORT 2023

Commodity price sensitivity — all derivative instruments

If all the energy prices associated with derivative instruments including natural gas, electricity and RECs had risen by 10%, assuming that all of the other variables had remained constant, income from operations before income taxes for the three and six months ended September 30, 2022 would have increased by $419.7 million.

On the contrary, a fall of 10% in the energy prices associated with derivative instruments including natural gas, electricity and RECs, assuming that all of the other variables had remained constant, income from operations before income taxes for the three and six months ended September 30, 2022 would have decreased by $418.1 million, primarily as a result of the change in fair value of Just Energy’s derivative instruments.

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

As at September 30, 2022, Just Energy has applied an adjustment factor to determine the fair value of its derivative instruments in the amount of $2.1 million (March 31, 2022 – $2.3 million) to accommodate for its counterparties’ risk of default.

As at September 30, 2022, the estimated net counterparty credit risk exposure amounted to $424.2 million (March 31, 2022 – $580.5 million) representing the risk relating to Just Energy’s exposure to derivatives that are in an asset position, of which the Company held collateral (cash and letters of credit) against those positions of $56.9 million (March 31, 2022 – $103.2 million), resulting in a net exposure of $367.3 million (March 31, 2022 – $477.3 million).

As at September 30, 2022, the Company recorded $4.9 million (March 31, 2022 - $20.3 million) of cash collateral posted on its Interim Condensed Consolidated Balance Sheets in other current assets.

7.TRADE AND OTHER PAYABLES

	As at September 30,	As at March 31,
	2022	2022
Commodity suppliers' accruals and payables	$285,356	$209,703
Green provisions	50,294	52,478
Sales tax payable	2,536	15,656
Non-commodity trade accruals and accounts payable	57,504	53,872
Accrued gas payable	–	818
Other payables	5,879	17,396
Total trade and other payables	$401,569	$349,923

F-16	JUST ENERGY | SECOND QUARTER REPORT 2023

8.LIABILITIES SUBJECT TO COMPROMISE

	As at September 30,	As at March 31,
	2022	2022

Commodity suppliers' accruals and payables	$454,553	$438,068
Non-commodity trade accruals and accounts payable	39,897	41,914
Debts and financings	357,820	365,908
Total liabilities subject to compromise	$852,270	$845,890

9.LONG-TERM DEBT AND FINANCING

	As at September 30,	As at March 31,
	2022	2022
DIP Facility (a)	$55,000	$125,000
Filter Group financing (b)	386	1,419
Total debt	55,386	126,419
Less: Current portion	(55,384)	(126,289)
Total long-term debt	$2	$130

Future annual minimum principal repayments are as follows:

	Less than			More than
	1 year	1–3 years	4–5 years	5 years	Total
DIP Facility (a)	$55,000	$–	$–	$–	$55,000
Filter Group financing (b)	384	2	–	–	386
Total principal repayment	$55,384	$2	$–	$–	$55,386

The following table details interest expense. Interest is expensed based on the effective interest rate.

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
DIP Facility (a)	$4,014	$3,651	$8,065	$8,357
Filter Group financing (b)	1	64	29	143
Credit Facility (c)	4,568	4,096	8,695	8,094
Term Loan (d)	–	–	-	(54)
Note Indenture (e)	–	–	-	(1)
Collateral cost and other	338	(57)	650	45
Supplier finance and others	–	–	(30)	–
Total interest expense	$8,921	$7,754	$17,409	$16,584

(a)	As discussed in Note 1, Just Energy filed and received the Court Order under the CCAA on March 9, 2021. In conjunction with the CCAA filing, the Company entered into the DIP Facility for $125.0 million. Just Energy Ontario L.P., Just Energy Group Inc. and Just Energy (U.S.) Corp. are the borrowers under the DIP Facility and are supported by guarantees of certain subsidiaries and secured by a super-priority charge against and attaching to the property that secures the obligations arising under the Credit Facility, created by the Court Order. The DIP Facility has an interest rate of 13.0%, paid quarterly in arrears. On November 11, 2021, the Company amended the DIP Facility to extend the maturity of the DIP Facility to September 30, 2022. On August 4, 2022, the Company amended the DIP Facility to further extend the maturity of the DIP Facility to the Outside Date as defined in the SISP Support Agreement. The DIP Facility terminates at the earlier of: (a) the Outside Date, (b) the implementation date of the SISP, (c) the lifting of the stay in the CCAA proceedings or (d) the termination of the CCAA proceedings. On September 26, 2022, the Company voluntarily repaid $70 million of principal plus

F-17	JUST ENERGY | SECOND QUARTER REPORT 2023

accrued interest of the DIP Facility. The outstanding principal remaining under the DIP Facility as at September 30, 2022 is $55 million. For consideration for making the DIP Facility available, Just Energy paid a 1.0% origination fee, a 1.0% commitment fee on March 9, 2021 and a 1.0% amendment fee on November 16, 2021.
(b)	Filter Group has a $0.4 million outstanding loan payable to HTC. The loan is a result of factoring receivables to finance the cost of rental equipment that matures no later than October 2023 with HTC, and bears interest at 8.99% per annum. Principal and interest are payable monthly. Filter Group did not file under the CCAA and, accordingly, the stay does not apply to Filter Group and any amounts outstanding under the loan payable to HTC.
(c)	On March 18, 2021, Just Energy Ontario L.P, Just Energy (U.S.) Corp. and Just Energy Group Inc. entered into the Lender Support Agreement with the lenders under the Credit Facility. Under the Lender Support Agreement, the lenders agreed to allow issuance or renewals of Letters of Credit under the Credit Facility during the pendency of the CCAA proceedings within certain restrictions. In return, the Company has agreed to continue paying interest and fees at the non-default rate on the outstanding advances and Letters of Credit under the Credit Facility. The amount of Letters of Credit that may be issued is limited to the lesser of CAD $46.1 million (excluding the Letters of Credit guaranteed by Export Development Canada under its Account Performance Security Guarantee Program), plus any amount the Company has repaid and CAD $125.0 million. As at September 30, 2022, the Company had repaid CAD $86.3 million and had a total of CAD $120.4 million of Letters of Credit outstanding.

Certain amounts outstanding under the LC Facility are guaranteed by Export Development Canada under its Account Performance Security Guarantee Program. As at September 30, 2022, the Company had $42.0 million of Letters of Credit outstanding and Letter of Credit capacity of $2.2 million available under the LC Facility. Just Energy’s obligations under the Credit Facility are supported by guarantees of certain subsidiaries and secured by a general security agreement and a pledge of the assets and securities of Just Energy and the majority of its operating subsidiaries, excluding primarily Filter Group. Just Energy has also entered into an intercreditor agreement in which certain commodity and hedge providers are also secured by the same collateral. As a result of the CCAA filing, the borrowers are in default under the Credit Facility. However, any potential actions by the lenders have been stayed pursuant to the Court Order.

The outstanding advances are all prime rate advances at a rate of bank prime (Canadian bank prime rate or U.S. prime rate) plus 4.25% and letters of credit are at a rate of 5.25%.

As at September 30, 2022, the Canadian prime rate was 5.45% and the U.S. prime rate was 6.25%.

As a result of the CCAA filing, the Credit Facility is reflected as a liability subject to compromise.

(d)	As part of the September 2020 Recapitalization, Just Energy issued the Term Loan maturing on March 31, 2024. The Term Loan bears interest at 10.25%. The balance at September 30, 2022 includes an accrual of $12.6 million for interest payable on the Term Loan through March 9, 2021. As a result of the CCAA filing, the Company is in default under the Term Loan. However, any potential actions by the lenders under the Term Loan have been stayed pursuant to the Court Order, and the Company is not issuing additional notes equal to the capitalized interest. The Term Loan is shown as liability subject to compromise. This Term Loan is unsecured and will not receive any amounts under the transaction as described in Note 1.
(e)	As part of the September 2020 Recapitalization, Just Energy issued the Note Indenture. The principal amount was reduced through a tender offer for no consideration on October 19, 2020 to CAD $13.2 million. The Note Indenture bears an annual interest rate of 7.0% payable in kind. The balance at September 30, 2022 includes an accrual of $0.4 million for interest payable on the Note Indenture through March 9, 2021. As a result of the CCAA filing, the Company is in default under the Note Indenture’s Trust Indenture agreement. However, any potential actions by the lenders under the Note Indenture have been stayed pursuant to the Court Order and the Company is not issuing additional notes equal to the capitalized interest. The Note Indenture is shown as a liability subject to compromise. The Note Indenture is unsecured and will not receive any amounts under the transaction as described in Note 1.

F-18	JUST ENERGY | SECOND QUARTER REPORT 2023

10.REPORTABLE BUSINESS SEGMENTS

Just Energy has two business segments: the mass market segment and the commercial segment. The mass market segment includes customers acquired and served under the Just Energy, Tara Energy, Amigo Energy and Terrapass brands. Marketing of the energy products of this segment is primarily done through digital and retail sales channels. The commercial segment includes customers acquired and served under Hudson Energy, as well as brokerage services managed by Interactive Energy Group. Hudson Energy sales are made through three main channels: brokers, in-person commercial independent contractors and inside commercial sales representatives.

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

The chief operating decision maker does not review the assets and liabilities for the reporting units for decision making purposes.

For the three months ended September 30, 2022:

			Corporate and
	Mass market	Commercial	shared services	Consolidated

Revenue	$418,031	$266,937	$–	$684,968
Cost of goods sold	612,385	344,485	–	956,870
Gross margin	(194,354)	(77,548)	–	(271,902)
Administrative expenses	9,271	2,750	17,913	29,934
Selling and marketing expenses	24,526	10,717	–	35,243
Provision for expected credit loss	15,277	1,479	–	16,756
Depreciation and amortization	2,593	501	–	3,094
Segment loss	$(246,021)	$(92,995)	$(17,913)	$(356,929)
Interest expense				(8,921)
Reorganization costs				(26,951)
Unrealized loss on derivative instruments				(289,774)
Realized gain on derivative instruments				395,631
Other expense, net				163
Income tax benefit				81,164
Net loss				$(205,617)

For the three months ended September 30, 2021:

F-19	JUST ENERGY | SECOND QUARTER REPORT 2023

			Corporate and
	Mass market	Commercial	shared services	Consolidated

Revenue	$318,667	$240,715	$–	$559,382
Cost of goods sold	269,266	225,346	–	494,612
Gross margin	49,401	15,369	–	64,770
Administrative expenses	8,206	2,983	18,627	29,816
Selling and marketing expenses	23,144	12,394	–	35,538
Provision for expected credit loss	2,843	102	–	2,945
Depreciation and amortization	3,079	657	–	3,736
Segment income (loss)	$12,129	$(767)	$(18,627)	$(7,265)
Interest expense				(7,754)
Reorganization costs				(14,746)
Unrealized gain on derivative instruments				233,036
Realized gain on derivative instruments				38,777
Realized gain on investment				22,887
Other expense, net				(45)
Income tax benefit				191
Net income				$265,081

For the six months ended September 30, 2022:

			Corporate and
	Mass Market	Commercial	shared services	Consolidated

Revenue	$758,608	$496,946	$–	$1,255,554
Cost of goods sold	1,021,587	598,496	–	1,620,083
Gross margin	(262,979)	(101,550)	–	(364,529)
Administrative expenses	17,041	5,469	34,911	57,421
Selling and marketing expenses	46,115	21,600	–	67,715
Provision for expected credit loss	25,601	1,605	–	27,206
Depreciation and amortization	5,011	1,000	–	6,011
Segment loss for the period	$(356,747)	$(131,224)	$(34,911)	$(522,882)
Interest expense				(17,409)
Unrealized loss on derivative instruments				(67,335)
Realized gain on derivative instruments				592,710
Other income, net				395
Reorganization costs				(46,082)
Income tax benefit				15,600
Net loss				$(45,003)

As at September 30, 2022
Total goodwill	$120,951	$–	$–	$120,951

For the six months ended September 30, 2021:

F-20	JUST ENERGY | SECOND QUARTER REPORT 2023

			Corporate and
	Mass Market	Commercial	shared services	Consolidated

Revenue	$575,904	$479,839	$–	$1,055,743
Cost of goods sold	478,074	447,548	–	925,622
Gross margin	97,830	32,291	–	130,121
Administrative expenses	15,623	5,688	33,149	54,460
Selling and marketing expenses	43,636	24,238	–	67,874
Provision for expected credit loss	8,007	1,011	–	9,018
Depreciation and amortization	6,063	1,318	–	7,381
Segment income (loss)	$24,501	$36	$(33,149)	$(8,612)
Interest expense				(16,584)
Reorganization costs				(31,232)
Unrealized gain on derivative instruments				469,091
Realized gain on derivative instruments				52,793
Realized gain on investment				22,887
Other expenses, net				(412)
Income tax benefit				984
Net income				$488,915

As at September 30, 2021
Total goodwill	$129,365	$–	$–	$129,365

Revenue from external customers

The revenue is based on the location of the customer.

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Canada	$120,603	$101,511	$228,626	$215,983
United States	564,365	457,871	1,026,928	839,760
Total	$684,968	$559,382	$1,255,554	$1,055,743

11.INCOME TAXES

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Current tax expense (benefit)	$2,126	$(191)	$3,015	$(1,103)
Deferred tax expense (benefit)	(83,290)	–	(18,615)	119
Total tax expense (benefit)	$(81,164)	$(191)	$(15,600)	$(984)

For the three months ended September 30, 2022, the effective tax rate of 28.4% was higher than the statutory tax rate of 26.5% primarily due to non-deductible expenses, state income taxes, differences in foreign tax rates and changes in valuation allowance.

For the six months ended September 30, 2022, the effective tax rate of 25.7% was lower than the statutory tax rate of 26.5% primarily due to changes in foreign tax rates, changes in valuation allowance and offset by non-deductible expenses. In Canada and the US, the deferred tax liability exceeded deferred tax assets available for offset due to the significant unrealized gain on derivative instruments.

For the three and six months ended September 30, 2021, the effective tax rate was lower than the statutory tax rate of 26.5% due to the Company maintaining an overall valuation allowance position with the exception of limited deferred tax assets that were benefitted.

F-21	JUST ENERGY | SECOND QUARTER REPORT 2023

12.SHAREHOLDERS’ CAPITAL

Just Energy is authorized to issue an unlimited number of common shares with no par value. Shares outstanding have no preferences, rights or restrictions attached to them.

Details of issued and outstanding shareholders’ capital:

	Three months ended		Year ended
	September 30, 2022		March 31, 2022
	Shares	Amount	Shares	Amount
Common shares:
Issued and outstanding
Balance, beginning of period	48,078,637	$1,168,162	48,078,637	$1,168,162
Share-based awards exercised	–	–	–	–
Shareholders' capital	48,078,637	$1,168,162	48,078,637	$1,168,162

13.REORGANIZATION COSTS

Reorganization costs represent the amounts incurred related to the filings under the CCAA proceedings and consist of:

	For the three months ended September 30,		For the six months ended September 30,
	2022	2021	2022	2021
Professional and advisory costs	$16,311	$8,548	$29,914	$18,810
KERP	548	2,139	2,061	4,220
Prepetition claims and other costs[1]	10,092	4,059	14,107	8,202
Total reorganization costs	$26,951	$14,746	$46,082	$31,232

1	These represent charges associated with early termination of certain agreements allowed by the CCAA filing, settlement of claims and the acceleration of deferred financing costs and other fees for the long-term debt subject to compromise and certain other related costs.

F-22	JUST ENERGY | SECOND QUARTER REPORT 2023

14.EARNINGS (LOSS) PER SHARE

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
BASIC EARNINGS (LOSS) PER SHARE
Income (loss) for the period available to shareholders	$(205,617)	$265,081	$(45,003)	$488,915
Basic weighted average shares outstanding	48,078,637	48,078,637	48,078,637	48,078,637
Basic earnings (loss) per share from operations available to shareholders	(4.28)	5.51	$(0.94)	$10.17
Basic earnings (loss) per share available to shareholders	$(4.28)	$5.51	$(0.94)	$10.17

DILUTED EARNINGS (LOSS) PER SHARE
Loss for the period available to shareholders	$(205,617)	$265,081	$(45,003)	$488,915
Basic weighted average shares outstanding	48,078,637	48,078,637	48,078,637	48,078,637
Dilutive effect of:
Deferred share units	190,983	190,983	190,983	190,983
Options	650,000	650,000	650,000	650,000
Shares outstanding on a diluted basis	48,919,620	48,919,620	48,919,620	48,919,620
Diluted earnings (loss) from operations per share available to shareholders	(4.28)	5.42	$(0.94)	$9.99
Diluted earnings (loss) per share available to shareholders	$(4.28)	$5.42	$(0.94)	$9.99

15.COMMITMENTS AND CONTINGENCIES

Commitments as at September 30, 2022, for each of the next five years and thereafter are as follows:

	Less than 1 year	1–3 years	4–5 years	More than 5 years	Total
Trade and other payables	$401,569	$–	$–	$–	$401,569
Commodity suppliers' accruals and payables subject to compromise	454,553	–	–	–	454,553
Non-commodity trade accruals and accounts payable subject to compromise	39,897	–	–	–	39,897
Debt	55,384	2	–	–	55,386
Debt and financing subject to compromise	357,820	–	–	–	357,820
Gas, electricity and non-commodity contracts	1,088,586	2,317,197	496,960	70,110	3,972,853
Total	$2,397,809	$2,317,199	$496,960	$70,110	$5,282,078

Under the terms of the Court Orders, any actions against Just Energy to enforce or otherwise effect payment from Just Energy of pre-petition obligations were stayed during the CCAA proceedings.

F-23	JUST ENERGY | SECOND QUARTER REPORT 2023

Just Energy has entered into leasing contracts for office buildings and administrative equipment. These leases have a leasing period of between one and six years. No purchase options are included in any major leasing contracts. Just Energy is also committed under long-term contracts with customers to supply gas and electricity. These contracts have various expiry dates and renewal options.

(a)	Surety bonds and letters of credit
	As at September 30, 2022
	Under 1 year	1-3 years	3-5 years	Over 5 years	Total
Surety bonds (i)	$38,256	$–	$–	$–	$38,256
Letters of credit (CAD) (ii)	$120,407	–	–	–	$120,407

(i)

Pursuant to separate arrangements with Surety Bond Providers, Just Energy has had surety bonds issued to various counterparties including states, regulatory bodies, utilities, and various other surety bond holders in return for a fee and/or meeting certain collateral posting requirements. Such surety bond postings are required in order to operate in certain states or markets. As at September 30, 2022, Just Energy has provided cash collateral or letters of credit for all outstanding surety bonds.

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

On March 9, 2021, Just Energy filed for and received creditor protection pursuant to the Court Order under the CCAA and similar protection under Chapter 15 in connection with the Weather Event. On September 15, 2021, the Ontario Court approved the Company’s request to establish a claims process to identify and determine claims against the Company and its subsidiaries that are subject to the ongoing Claims Procedure Order.   On August 4, 2022, Just Energy entered into the Transaction Agreement that is intended to facilitate its exit from the Company’s ongoing insolvency proceedings as a going concern. The Transaction provides that certain secured creditors will receive cash payments and/or equity in exchange for their debt, and existing equityholders’ interests will be cancelled for no consideration. In addition, no amounts will be available for distribution to the Just Energy Entities’ general unsecured creditors. On August 18, 2022, the Ontario Court suspended the Claims Procedure Order with (i) the barring of claims pursuant to the applicable provisions of such order remaining in effect and (ii) the Company’s ability, with the consent of the Monitor, to refer claims for adjudication for the purposes of determining entitlement to proceeds to be distributed in accordance with a transaction completed pursuant to the SISP.  In accordance with item (ii) noted above, Just Energy continues to review and determine which claims will be allowed, modified or disallowed which may result in additional liabilities subject to compromise that are not currently reflected in the Interim Condensed Consolidated Financial Statements (Part I, Item 1, “Interim Condensed Consolidated Financial Statements And Notes”).

In connection with the previously disclosed class action against Just Energy, Just Energy Corp. and Just Energy Ontario L.P. with Haidar Omarali as named plaintiff (the “Claimant”), pursuant to a settlement made as of October 31, 2022, in accordance with the Claims Procedure Order, the Claimant agreed that, among other things, any class claimants shall only be able to recover proceeds under certain insurance policies described therein, to the extent available, without any additional rights of enforcement or recovery as against the Just Energy Entities or the current and former directors, officers, employees, legal counsel and advisors of the Just Energy Entities (or any of them).

On July 23, 2019, Just Energy announced that, as part of its Strategic Review process, management identified customer enrolment and non–payment issues, primarily in Texas. In response to this announcement, and in some cases in response to this and other subsequent related announcements, putative class action lawsuits were filed in the United

F-24	JUST ENERGY | SECOND QUARTER REPORT 2023

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

On November 12, 2021, Just Energy, along with the Just Energy Parties, initiated the ERCOT Lawsuit against ERCOT and the PUCT in the Houston Court. The ERCOT Lawsuit seeks to recover payments that were made by the Just Energy Parties to ERCOT for certain invoices relating to the Weather Event. On February 2, 2022, the Houston Court dismissed the Lawsuit against the PUCT.  On November 8, 2022, the U.S. Court of Appeals for the Fifth Circuit heard an expedited appeal of the dismissal motion filed by ERCOT. To date, no decision has been rendered by the U.S. Court of Appeals for the Fifth Circuit.

F-25	JUST ENERGY | SECOND QUARTER REPORT 2023

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A is a review of the financial condition and operating results of Just Energy for the three months and six months ended September 30, 2022. This MD&A should be read in conjunction with Just Energy’s Interim Condensed Consolidated Financial Statements for the three months and six months ended September 30, 2022 and related notes (Part I, Item 1, “Interim Condensed Consolidated Financial Statements And Notes”) and (ii) Consolidated Financial Statements for the year ended March 31, 2022 and related notes (Part II, Item 8, “Financial Statements and Supplementary Data”) of the Annual Report. The financial information contained herein has been prepared in accordance with U.S. GAAP. All dollar amounts are expressed in US dollars unless otherwise noted. Quarterly reports, the Annual Report and supplementary information can be found on Just Energy’s corporate website at investors.justenergy.com. Additional information can be found on SEDAR at www.sedar.com or on the SEC website at www.sec.gov.

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

On September 15, 2021, the Ontario Court approved the Company’s request to establish a claims process to identify and determine claims against the Company and its subsidiaries that are subject to the ongoing Claims Procedure Order. On August 18, 2022 the Ontario Court suspended the Claims Procedure Order with (i) the barring of claims pursuant to the applicable provisions of such order remaining in effect and (ii) the Company’s ability, with the consent of the Monitor, to refer claims for adjudication for the purposes of determining entitlement to proceeds to be distributed in accordance with a transaction completed pursuant to the SISP.  As part of  item (ii) above, Just Energy may continue to review and determine which claims will be allowed, modified or disallowed, which may result in additional liabilities subject to compromise that are not currently reflected in the Interim Condensed Consolidated Financial Statements (refer to Part I, Item 1, “Interim Condensed Consolidated Financial Statements And Notes” Note 15(b) Commitments and Contingencies).

SALE AND INVESTMENT SOLICITATION PROCESS AND TRANSACTION

On August 4, 2022, the Company entered into the Transaction Agreement and the SISP Support Agreement in connection with the SISP to facilitate its exit from the CCAA proceedings as a going concern.  On August 18, 2022, the Ontario Court granted an order, among other things, authorizing the Company to conduct the SISP.  On October 17, 2022, the Company announced that the Transaction was the successful bid pursuant to the SISP.

On November 3, 2022, the Ontario Court issued an order (the “Reverse Vesting Order”) that approved the Transaction contemplated by the Transaction Agreement.

The Just Energy Entities are seeking recognition of the Reverse Vesting Order in their Chapter 15 case in the Bankruptcy Court of the Southern District of Texas, Houston Division (the “Houston Court”) on December 1, 2022.

Subject to the satisfaction or waiver of the other conditions to closing, upon the closing of the Transaction, the Purchaser will own all of the outstanding equity of Just Energy (U.S.) Corp., which will be the new parent company of all of the Just Energy Entities (other than those excluded pursuant to the terms of the Transaction Agreement), including the Company, and the Just Energy Entities will continue their business and operations in the ordinary course. All currently outstanding shares, options and other equity of Just Energy will be cancelled or redeemed for no consideration and without any vote or other action of the existing shareholders.

Key terms of the Transaction include:

●	The purchase price payable pursuant to the Transaction is (i) $184.9 million in cash, plus up to an additional CAD $10 million solely in the event that additional amounts are required to make applicable payments pursuant to the Transaction Agreement; plus (ii) a credit bid of approximately $230 million plus accrued interest of secured claims assigned to the Purchaser; plus (iii) the assumption of Assumed Liabilities (as defined below), including up to CAD $10 million owing under the Credit Facility (the “Credit Facility Remaining Debt”) to remain outstanding under an amended and restated credit agreement.
●	Applicable post-filing claims, the Credit Facility Remaining Debt, claims by energy regulators, and certain other liabilities enumerated in the Transaction Agreement (“Assumed Liabilities”) will continue to be liabilities of the Just Energy Entities following consummation of the Transaction.
●	Excluded liabilities and excluded assets of the Just Energy Entities will be discharged from the Just Energy Entities pursuant to the Reverse Vesting Order.

The consummation of the Transaction is subject to satisfaction or waiver of a number of conditions precedent set forth in the Transaction Agreement including, among other things, receipt of all required regulatory approvals, and the recognition of such Reverse Vesting Order by the Houston Court. The outside date for completion of the Transaction is December 16, 2022, subject to extension in certain circumstances set forth in the Transaction Agreement.

Under the Transaction, no amounts will be available for distribution to the Just Energy Entities’ general unsecured creditors, including the holders of Just Energy’s $205.9 million Term Loan and the holders of Just Energy’s 7.0% subordinated Notes Indenture, unless expressly classified as “Assumed Liabilities” pursuant to the Transaction Agreement. Liabilities that will not be retained, including the Term Loan and the Notes Indenture, will be transferred to newly formed corporations (the “ResidualCos”), along with excluded assets, under the Transaction Agreement. The Company expects that there will not be any recoveries available from the ResidualCos.

On November 3, 2022, the Ontario Court extended the stay until January 31, 2023. The stay extension allows the Company to continue to operate in the ordinary course of business while pursuing its proposed restructuring.

COMMON SHARES

On May 19, 2022, the common shares of the Company were transferred from the TSX Venture Exchange to the NEX and are trading under the symbol “JE.H.”. The Company’s common shares continue to trade on the OTC Pink Market under the symbol “JENGQ”.

Implementation of the Transaction is subject to the condition that Just Energy, and the other Just Energy Entities, will have ceased to be a reporting issuer under any Canadian or U.S. securities laws, and that no Just Energy Entity will become a reporting issuer under any Canadian or U.S. securities laws as a result of completion of the Transaction. In connection with the completion of the Transaction, the Company intends to: (i) apply for an order from Canadian securities administrators that it will cease to be a reporting issuer under Canadian securities laws immediately prior to the effective date of the Transaction; and (ii) file to suspend its reporting obligations under U.S. securities laws. Additionally, the Company intends to submit an application to de-list its common shares from trading on the NEX on or before the closing of the Transaction. Concurrent with the delisting from the NEX, the Company expects that the common shares will cease trading on the OTC Pink Market.

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

Forward–looking information

This MD&A may contain forward-looking statements, including, without limitation, statements with respect to timing for court approvals, applications to cease to be a reporting issuer and delist from exchanges and the anticipated timing to close the Transaction. These statements are based on current expectations that involve several risks and uncertainties which could cause actual results to differ from those anticipated. These risks include consummation of the Transaction and the anticipated results thereof; satisfaction of the conditions precedent to consummation of the Transaction, including approval thereof by the Houston Court and receipt of all required regulatory approvals; the ability of the Just Energy Entities to continue as a going concern following consummation of the Transaction; the outcome of any potential litigation with respect to the February 2021 extreme weather event in Texas; the outcome of any invoice dispute with the Electric Reliability Council of Texas, Inc.; the impact of the COVID-19 pandemic on the Company’s business, operations and sales; the Company’s ability to access sufficient capital to provide liquidity to manage its cash flow requirements; general economic, business and market conditions; the ability of management to execute its business plan; levels of customer natural gas and electricity consumption; extreme weather conditions; rates of customer additions and renewals; customer credit risk; rates of customer attrition; fluctuations in natural gas and electricity prices; interest and exchange rates; actions taken by governmental authorities including energy marketing regulation; increases in taxes and changes in government regulations and incentive programs; changes in regulatory regimes; results of litigation and decisions by regulatory authorities; competition; and dependence on certain suppliers. Additional information on these and other factors that could affect Just Energy’s operations or financial results are included in Just Energy’s Form 10K and other reports on file with the U.S. Securities and Exchange Commission which can be accessed at www.sec.gov and with the Canadian securities regulatory authorities which can be accessed through the SEDAR website at www.sedar.com or through Just Energy’s website at investors.justenergy.com.

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

Operations overview

MASS MARKETS SEGMENT

The Mass Markets segment includes customers acquired and served under the Just Energy, Tara Energy, Amigo Energy and Terrapass brands. Marketing of the energy products of this segment is primarily done through the digital and retail sales channels. Mass Market customers make up 72% of Just Energy’s Base Gross Margin , which is currently focused on price–protected and flat–bill product offerings, as well as JustGreen products. To the extent that certain markets are better served by shorter–term or enhanced variable rate products, the Mass Markets segment’s sales channels offer these products.

Just Energy also provides home water filtration systems with its line of consumer product and service offerings through Filter Group.

COMMERCIAL SEGMENT

The Commercial segment includes customers acquired and served under Hudson Energy, as well as brokerage services managed by Interactive Energy Group. Hudson Energy sales are made through three main channels: brokers, in-person commercial independent contractors and inside commercial sales representatives. Commercial customers make up 28% of Just Energy’s Base Gross Margin. Products offered to Commercial customers range from standard fixed–price offerings to “one off” offerings, tailored to meet the customer’s specific needs. These products can be fixed or floating rate or a blend of the two, and normally have a term of less than five years. Base Gross Margin per RCE for this segment is lower than it is for the Mass Markets segment, but customer acquisition costs and ongoing customer care costs per RCE are lower as well. Commercial customers also have significantly lower attrition rates than Mass Markets customers.

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

Just Energy currently sells JustGreen electricity and gas in eligible markets across North America. Of all Mass Market customers who contracted with Just Energy in the past year, 36% purchased JustGreen for some or all of their energy needs. On average, these customers elected to offset 100% of their consumption as green supply. For comparison, as reported for the trailing 12 months ended September 30, 2021, 40% of Mass Market customers who contracted with Just Energy chose to include JustGreen for an average of 73% of their consumption. As at September 30, 2022, JustGreen makes up 24% of the Mass Market electricity portfolio, compared to 25% in the year ago period. As at September 30, 2022, JustGreen makes up 25% of the Mass Market gas portfolio, compared to 17% in the year ago period.

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

BASE GROSS MARGIN

“Base Gross Margin” represents gross margin adjusted to exclude the effect of unrealized gains (losses) on derivative instruments and the one–time impact of the Weather Event. Base Gross Margin is a key measure used by management to assess performance and allocate resources. Management believes that the realized gains (losses) on derivative instruments reflect the long–term financial performance of Just Energy and thus have included them in the Base Gross Margin calculation.

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

Financial and operating highlights

For the three months ended September 30.

(thousands of dollars, except where indicated and per share amounts)

		% increase
	Fiscal 2023	(decrease)	Fiscal 2022
Revenue	$684,968	22%	$559,382
Base Gross Margin[1]	113,569	23%	92,442
Administrative expenses	29,934	0%	29,816
Selling commission expenses	21,132	(4)%	22,102
Selling non-commission and marketing expense	14,111	5%	13,436
Provision for expected credit loss	16,756	469%	2,945
Reorganization Costs	26,951	83%	14,746
Interest expense	8,921	15%	7,754
Net Income (Loss) for the period	(205,617)	NMF [2]	265,081
Base EBITDA[1]	32,143	31%	24,459
RCE Mass Markets count	1,266,000	10%	1,149,000
RCE Mass Markets net adds	27,000	200%	9,000
RCE Commercial count	1,530,000	(8)%	1,661,000

1 See “Non–U.S. GAAP financial measures” above.

2 Not a meaningful figure.

Revenue increased by 22% to $685.0 million for the three months ended September 30, 2022 compared to $559.4 million for the three months ended September 30, 2021. The increase was primarily driven by an increase in the Texas mass market customer base and warmer weather in Texas.

Base Gross Margin increased by 23% to $113.6 million for the three months ended September 30, 2022 compared to $92.4 million for the three months ended September 30, 2021. The increase was primarily driven by higher realized margins and growth in mass markets customer base.

Base EBITDA increased by 31% to $32.1 million for the three months ended September 30, 2022 compared to $24.5 million for the three months ended September 30, 2021. The increase was primarily driven by higher Base Gross Margin, partially offset by higher provision for expected credit loss.

Administrative expenses remained flat at $29.9 million for the three months ended September 30, 2022 compared to $29.8 million for the three months ended September 30, 2021.

Selling commission expenses decreased by 4% to $21.1 million for the three months ended September 30, 2022 compared to $22.1 million for the three months ended September 30, 2021. The decrease was primarily due to lower prepaid commission amortization from lower sales in prior years.

Selling non–commission and marketing expenses increased by 5% to $14.1 million for the three months ended September 30, 2022 compared to $13.4 million for the three months ended September 30, 2021. The increase was driven by investment in sales agent costs to drive customer additions and retention.

Provision for expected credit loss increased by 469% to $16.8 million for the three months ended September 30, 2022 compared to $2.9 million for the three months ended September 30, 2021. The increase was driven by regulatory requirements due to extended hot weather in Texas, as well as higher sales in Texas from an increase in the mass market customer base, and a release of reserves in the prior year.

Reorganization Costs include professional and advisory costs of $16.3 million, $0.5 million for the key employee retention plan and $10.1 million in prepetition claims, contract terminations and other costs.

Net loss was $205.6 million for the three months ended September 30, 2022 compared to net income of $265.1 million for the three months ended September 30, 2021. The net loss was driven by an unrealized mark to market loss on derivative instruments in the three months ended September 30, 2022. The net income in the three months ended September 30, 2021 was primarily driven by an unrealized mark to market gain on derivative instrument. The unrealized mark to market gains and losses on derivative financial instruments relate to the supply the Company has purchased to deliver in the future to existing customers at fixed contractual prices.

Mass Markets RCE Net Adds for the three months ended September 30, 2022 was a gain of 27,000 compared to a gain of 9,000 for the three months ended September 30, 2021 driven by the increase in customer additions.

Financial and operating highlights

For the six months ended September 30.

(thousands of dollars, except where indicated and per share amounts)

		% increase
	Fiscal 2023	(decrease)	Fiscal 2022
Revenue	$1,255,554	19%	$1,055,743
Base Gross Margin[1]	203,918	18%	173,524
Administrative expenses	57,421	5%	54,460
Selling commission expenses	40,223	(6)%	42,750
Selling non-commission and marketing expense	27,492	9%	25,124
Provision for expected credit loss	27,206	202%	9,018
Reorganization Costs	46,082	48%	31,232
Interest expense	17,409	5%	16,584
Net Income (Loss) for the period	(45,003)	NMF [2]	488,915
Base EBITDA[1]	52,616	22%	43,229
Unlevered free cash flow[1]	146,542	338%	33,470
EGM Mass Market	872,000	6%	826,000
EGM Commercial	237,000	(11)%	265,500
RCE Mass Markets net adds	65,000	NMF [2]	3,000

1 See “Non–U.S. GAAP financial measures” above.

2 Not a meaningful figure.

Revenue increased by 19% to $1,255.6 million for the six months ended September 30, 2022 compared to $1,055.7 million for the six months ended September 30, 2021. The increase was primarily driven by an increase in the Texas mass market customer base and warmer weather in Texas.

Base Gross Margin increased by 18% to $203.9 million for the six months ended September 30, 2022 compared to $173.5 million for the six months ended September 30, 2021. The increase was primarily driven by higher realized margins and growth in mass markets customer base.

Base EBITDA increased by 22% to $52.6 million for the six months ended September 30, 2022 compared to $43.2 million for the six months ended September 30, 2021. The increase was primarily driven by higher Base Gross Margin offset by higher provision for expected credit loss.

Administrative expenses increased by 5% to $57.4 million for the six months ended September 30, 2022 compared to $54.5 million to the six months ended September 30, 2021. The increase was primarily driven by higher employee costs and higher support cost driven by an increase in the Texas mass market customer base.

Selling commission expenses decreased by 6% to $40.2 million for the six months ended September 30, 2022 compared to $42.8 million for the six months ended September 30, 2021. The decrease was primarily due to lower prepaid commission amortization from lower sales in prior years.

Selling non–commission and marketing expenses increased by 9% to $27.5 million for the six months ended September 30, 2022 compared to $25.1 million for the six months ended September 30, 2021. The increase was driven by investment in sales agent costs to drive customer additions and retention.

Provision for expected credit loss increased by 202% to $27.2 million for the six months ended September 30, 2022 compared to $9.0 million for the six months ended September 30, 2021. The increase was driven by regulatory requirements due to extended hot weather in Texas, as well as higher sales in Texas from an increase in the mass market customer base, and a release of reserves in the prior year.

Reorganization Costs include professional and advisory costs of $29.9 million, $2.1 million for the key employee retention plan and $14.1 million in prepetition claims, contract terminations and other costs.

Interest expense increased by 5% to $17.4 million for the six months ended September 30, 2022 compared to $16.6 million for the six months ended September 30, 2021. The increase is due to higher interest rates on credit facility debt.

Unlevered free cash flow increased by $113.1 million to an inflow of $146.5 million for the six months ended September 30, 2022 compared to an inflow of $33.5 million for the six months ended September 30, 2021. The increase is primarily due to the proceeds from HB 4492

Mass Markets EGM increased by 6% to $872.0 million as at September 30, 2022 compared to $826.0 million as at September 30, 2021. The increase is primarily due to the increase in mass market customers.

Commercial EGM decreased by 11% to $237.0 million as at September 30, 2022 compared to $265.5 million as at September 30, 2021. The decline resulted from the decline in the customer base.

Base Gross Margin

For the three months ended September 30.

(thousands of dollars)

	Fiscal 2023			Fiscal 2022
	Mass			Mass
	Market	Commercial	Total	Market	Commercial	Total
Gas	$4,849	$2,615	$7,464	$5,074	$463	$5,537
Electricity	74,972	31,133	106,105	63,567	23,338	86,905
	$79,821	$33,748	$113,569	$68,641	$23,801	$92,442
Increase	16%	42%	23%

For the six months ended September 30.

(thousands of dollars)

	Fiscal 2023			Fiscal 2022
	Mass			Mass
	Market	Commercial	Total	Market	Commercial	Total
Gas	$15,485	$1,544	$17,029	$16,640	$1,997	$18,637
Electricity	132,242	54,647	186,889	113,066	41,821	154,887
	$147,727	$56,191	$203,918	$129,706	$43,818	$173,524
Increase	14%	28%	18%

1 See “Non–U.S. GAAP financial measures” above.

Mass Markets

Mass Markets Base Gross Margin increased by 16% to $79.8 million for the three months ended September 30, 2022 compared to $68.6 million for the three months ended September 30, 2021. The increase was primarily driven by higher mass market volumes due to increase in customer base.

Mass Markets Base Gross Margin increased by 14% to $147.7 million for the six months ended September 30, 2022 compared to $129.7 million for the six months ended September 30, 2021. The increase was primarily driven by higher mass market volumes due to increase in customer base.

Commercial

Commercial Base Gross Margin increased by 42% to $33.8 million for the three months ended September 30, 2022 compared to $23.8 million for the three months ended September 30, 2021. The increase was primarily driven by higher realized margins partially offset by lower customer base.

Commercial Base Gross Margin increased by 28% to $56.2 million for the six months ended September 30, 2022 compared to $43.8 million for the six months ended September 30, 2021. The increase was primarily driven by higher average realized margins partially offset by lower customer base.

Mass Markets average realized Base Gross Margin

For the trailing 12 months ended September 30.

	Fiscal 2023		Fiscal 2022
	Base GM/RCE	% Change	Base GM/RCE
Gas	$184	(34)%	$277
Electricity	221	(9)%	244
Total	$214	(15)%	$252

Mass Markets average realized Base Gross Margin for the trailing 12 months ended September 30, 2022 decreased 15% to $214 compared to $252 for the trailing 12 months ended September 30, 2021. The decrease is primarily attributable to higher supply costs and competitive market pricing to support customer growth and retention.

Commercial average realized Base Gross Margin

For the trailing 12 months ended September 30.

	Fiscal 2023		Fiscal 2022
	Base GM/RCE	% Change	Base GM/RCE
Gas	$51	(14)%	$59
Electricity	101	28%	79
Total	$90	20%	$75

Commercial average realized Base Gross Margin for the trailing 12 months ended September 30, 2022 increased 20% to $90 compared to $75 for the trailing 12 months ended September 30, 2021.

Base EBITDA

For the three months ended September 30.

(thousands of dollars)

	Fiscal 2023	Fiscal 2022
Reconciliation to Interim Condensed Consolidated Statements of Operations
Income for the period	$(205,617)	$265,081
Add:
Interest expense	8,921	7,754
Recovery for income taxes	(81,164)	(191)
Amortization and depreciation	3,260	3,770
EBITDA	$(274,600)	$276,414
Add (subtract):
Unrealized (gain) loss of derivative instruments	289,774	(233,036)
Weather Event Costs	(10)	(2,421)
Reorganization Costs	26,951	14,746
Loss on investment	–	(22,887)
Non-cash adjustment to green obligations	–	(3,633)
Share-based compensation	159	330
Realized gain included in cost of goods sold	(10,150)	(5,051)
(Gain) loss attributable to non-controlling interest	19	(3)
Base EBITDA	$32,143	$24,459
Add(subtract)
Gross margin	$(271,902)	$64,770
Realized gain of derivative instruments	385,481	33,726
Non-cash adjustment to green obligations	-	(3,633)
Weather Event Costs	(10)	(2,421)
Base Gross Margin	$113,569	$92,442
Add (subtract):
Administrative expenses	(29,934)	(29,816)
Selling commission expenses	(21,132)	(22,102)
Selling non-commission and marketing expense	(14,111)	(13,436)
Provision for expected credit loss	(16,756)	(2,945)
Amortization included in cost of sales	166	34
Share-based compensation	159	330
Gain (loss) attributable to non-controlling interest	19	(3)
Other income (expense)	163	(45)
Base EBITDA	$32,143	$24,459

Base EBITDA increased by 31% to $32.1 million for the three months ended September 30, 2022 compared to $24.5 million for the three months ended September 30, 2021. The increase was driven primarily by higher Base Gross Margin, partially offset by higher provision for expected credit loss.

Base Gross Margin increased by 23% to $113.6 million for the three months ended September 30, 2022 compared to $92.4 million for the three months ended September 30, 2021. The increase was primarily driven by higher realized margins and growth in mass markets customer base.

Base EBITDA

For the six months ended September 30.

(thousands of dollars)

	Fiscal 2023	Fiscal 2022
Reconciliation to Consolidated Statements of Operations
Income (Loss) for the period	$(45,003)	$488,915
Add:
Interest expense	17,409	16,584
Recovery for income taxes	(15,600)	(984)
Amortization and depreciation	6,301	7,447
EBITDA	$(36,893)	$511,962
Add (subtract):
Unrealized (gain) loss of derivative instruments and other	67,335	(469,091)
Weather Event	(3,997)	579
Reorganization Costs	46,082	31,232
Gain on investment	–	(22,887)
Non-cash adjustment to green obligations	–	(3,633)
Share-based compensation	324	824
Impairment of goodwill, intangible assets and other	–	530
Realized gain of derivative instruments included in cost of goods sold	(20,266)	(6,336)
Loss attributable to non-controlling interest	31	49
Base EBITDA	$52,616	$43,229
Add(subtract)
Gross margin	$(364,529)	$130,121
Realized gain (loss) of derivative instruments and other	572,444	46,457
Non-cash adjustment to green obligations	–	(3,633)
Weather Event	(3,997)	579
Base Gross Margin	203,918	173,524
Add (subtract):
Administrative expenses	(57,421)	(54,460)
Selling commission expenses	(40,223)	(42,750)
Selling non-commission and marketing expense	(27,492)	(25,124)
Provision for expected credit loss	(27,206)	(9,018)
Amortization included in cost of sales	290	66
Share-based compensation	324	824
Loss attributable to non-controlling interest	31	49
Texas residential enrollment and collections impairment	-	–
Other income	395	118
Base EBITDA	$52,616	$43,229

Base EBITDA increased by 22% to $52.6 million for the six months ended September 30, 2022 compared to $43.3 million for the six months ended September 30, 2021. The increase was driven primarily by higher Base Gross Margin, partially offset by higher provision for expected credit loss.

Base Gross Margin increased by 18% to $203.9 million for the six months ended September 30, 2022 compared to $173.5 million for the six months ended September 30, 2021. The increase was primarily driven by higher realized margins and growth in mass markets customer base.

Summary of quarterly results for operations

(thousands of dollars, except per share amounts)

	Q2	Q1	Q4	Q3
	Fiscal 2023	Fiscal 2023	Fiscal 2022	Fiscal 2022
Revenues	$684,968	$570,586	$582,680	$516,185
Cost of goods sold	956,870	663,212	555,680	346,675
Gross margin	(271,902)	(92,626)	27,000	169,510
Realized gain of derivative instruments	385,481	186,962	54,248	63,885
Weather Event Costs	(10)	(3,987)	–	(148,537)
Non-cash adjustment to green obligations	–	–	–	–
Base Gross Margin	113,569	90,349	81,248	84,858
Administrative expenses	29,934	27,487	27,651	26,074
Selling commission expenses	21,132	19,091	19,437	21,582
Selling non-commission and marketing expenses	14,111	13,381	13,459	13,000
Provision for expected credit loss	16,756	10,450	8,188	7,036
Interest expense	8,921	8,488	9,394	8,890
Income (loss) for the period	(205,617)	160,614	300,450	(110,881)
Base EBITDA from operations	32,143	20,473	12,913	17,540

	Q2	Q1	Q4	Q3
	Fiscal 2022	Fiscal 2022	Fiscal 2021	Fiscal 2021
Revenues	$559,382	$496,361	$543,975	$481,619
Cost of goods sold	494,612	431,011	2,470,119	343,059
Gross margin	64,770	65,350	(1,926,144)	138,560
Realized gain (loss) of derivative instruments	33,726	12,732	1,697,835	(43,573)
Weather Event Costs	(2,421)	3,000	330,383	–
Sales Tax settlement	–	–	1,499	6,200
Non-cash adjustment to green obligations	(3,633)
Base Gross Margin	92,442	81,082	103,573	101,188
Administrative expenses	29,816	24,643	24,255	24,525
Selling commission expenses	22,102	20,648	22,333	23,403
Selling non-commission and marketing expenses	13,436	11,688	11,125	9,023
Provision for expected credit loss	2,945	6,073	5,753	2,579
Interest expense	7,754	8,831	13,297	13,648
Income (loss) for the period	265,082	223,834	(306,558)	(53,499)
Base EBITDA from operations	24,458	18,772	43,391	42,431

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

Segmented Base EBITDA

For the three months ended September 30.

(thousands of dollars)

	Fiscal 2023
			Corporate
	Mass		and shared
	Market	Commercial	services	Consolidated
Revenue	$418,031	$266,937	$–	$684,968
Cost of goods sold	(612,384)	(344,486)	–	(956,870)
Gross margin	(194,353)	(77,549)	–	(271,902)
Non-cash adjustment to green obligations	–	–	–	–
Weather Event Costs	(10)	–	–	(10)
Realized gain of derivative instruments	274,184	111,297	–	385,481
Base Gross Margin	79,821	33,748	–	113,569
Add (subtract):
Administrative expenses	(9,271)	(2,750)	(17,913)	(29,934)
Selling commission expenses	(11,534)	(9,598)	–	(21,132)
Selling non-commission and marketing expense	(12,991)	(1,120)	–	(14,111)
Provision for expected credit loss	(15,277)	(1,479)	–	(16,756)
Amortization included in cost of goods sold	166	–	–	166
Share based compensation	–	–	159	159
Other income	162	1	–	163
Income attributable to non-controlling interest	19	–	–	19
Base EBITDA from operations	$31,095	$18,802	$(17,754)	$32,143

	Fiscal 2022
			Corporate
	Mass		and shared
	Market	Commercial	services	Consolidated
Sales	$319,038	$240,344	$–	$559,382
Cost of goods sold	(269,653)	(224,959)	–	(494,612)
Gross margin	49,385	15,385	–	64,770
Non-cash adjustment to green obligations	(3,438)	(195)		(3,633)
Weather Event	(2,421)	–	–	(2,421)
Realized gain of derivative instruments	25,115	8,611	–	33,726
Base Gross Margin	68,641	23,801	–	92,442
Add (subtract):
Administrative expenses	(8,285)	(3,011)	(18,520)	(29,816)
Share based compensation	–	–	330	330
Selling commission expenses	(10,837)	(11,265)	–	(22,102)
Selling non-commission and marketing expense	(12,312)	(1,124)	–	(13,436)
Provision for credit loss	(2,868)	(77)	–	(2,945)
Amortization included in cost of goods sold	34	–	–	34
Other income (expense)	(33)	(12)	–	(45)
Loss attributable to non-controlling interest	(3)	–	–	(3)
Base EBITDA from operations	$34,337	$8,312	$(18,190)	$24,459

1 See segment definitions provided as above.

Mass Markets segment Base EBITDA decreased by 9% to $31.1 million for the three months ended September 30, 2022 compared to $34.3 million for the three months ended September 30, 2021. Higher Base Gross Margin was offset by a higher provision for expected credit losses and administrative cost to support a higher customer base.

Commercial segment Base EBITDA increased 126% to $18.8 million for the three months ended September 30, 2022 compared to $8.3 million for the three months ended September 30, 2021. The increase was primarily driven by higher Base Gross Margin.

Corporate and shared services costs were $17.8 million for the three months ended September 30, 2022 compared to $18.1 million for the three months ended September 30, 2021.

Segmented Base EBITDA

For the six months ended September 30.

(thousands of dollars)

	Fiscal 2023
			Corporate
	Mass		and shared
	Market	Commercial	services	Consolidated
Revenues	$758,608	$496,946	$–	$1,255,554
Cost of goods sold	(1,021,588)	(598,495)	–	(1,620,083)
Gross margin	(262,980)	(101,549)	–	(364,529)
Non-cash adjustment to green obligations	–	–	–	–
Weather Event	(3,997)	–	–	(3,997)
Realized gain of derivative instruments and other	414,704	157,740	–	572,444
Base Gross Margin	147,727	56,191	–	203,918
Add (subtract):
Administrative expenses	(17,041)	(5,469)	(34,911)	(57,421)
Selling commission expenses	(20,794)	(19,429)	–	(40,223)
Selling non-commission and marketing expense	(25,320)	(2,172)	–	(27,492)
Provision for expected credit loss	(25,601)	(1,605)	–	(27,206)
Amortization included in cost of goods sold	290	–	–	290
Share-based compensation	–	–	324	324
Other income	392	3	–	395
Income attributable to non-controlling interest	31	–	–	31
Base EBITDA from operations	$59,684	$27,519	$(34,587)	$52,616

	Fiscal 2022
			Corporate
	Mass		and shared
	Market	Commercial	services	Consolidated
Revenue	$575,904	$479,839	$–	$1,055,743
Cost of goods sold	(478,074)	(447,548)	–	(925,622)
Gross margin	97,830	32,291	–	130,121
Non-cash adjustment to green obligations	(3,438)	(195)
Weather Event	579	–	–	579
Realized gain of derivative instruments and other	34,735	11,722	–	46,457
Base Gross Margin	129,706	43,818	–	173,524
Add (subtract):
Administrative expenses	(15,863)	(5,775)	(32,822)	(54,460)
Share-base compensation	–	–	824	824
Selling commission expenses	(20,515)	(22,235)	–	(42,750)
Selling non-commission and marketing expense	(23,104)	(2,020)	–	(25,124)
Provision for expected credit loss	(7,731)	(1,287)	–	(9,018)
Amortization included in cost of goods sold	66	–	–	66
Other income	94	24	–	118
Income attributable to non-controlling interest	49	–	–	49
Base EBITDA from operations	$62,702	$12,525	$(31,998)	$43,229

1 See segment definitions provided as above.

Mass Markets segment Base EBITDA decreased by 5% to $59.7 million for the six months ended September 30, 2022 compared to $62.7 million for the six months ended September 30, 2021. Higher Base Gross Margin was offset by a higher provision for expected credit losses and higher selling costs to drive customer additions and retention.

Commercial segment Base EBITDA increased by 120% to $27.5 million for the six months ended September 30, 2022 compared to $12.5 million for the six months ended September 30, 2021. The increase was primarily driven by higher Base Gross Margin.

Corporate and shared services costs were $34.6 million for the six months ended September 30, 2022 compared to $32.0 million for the six months ended September 30, 2021 primarily driven by higher employee costs.

Acquisition Costs

The acquisition costs per customer for the trailing twelve months for mass market customers signed by sales agents including sales through digital channel and the commercial customers signed by brokers were as follows:

Trailing twelve months ended
	Fiscal 2023	Fiscal 2022
Mass Markets	$180/RCE	$192/RCE
Commercial	$42/RCE	$35/RCE

Mass markets average acquisition cost decreased by 6% to $180/RCE for the trailing twelve months ended September 30, 2022 compared to $192/RCE reported for the twelve months ended September 30, 2021, due to a change in channel mix towards lower cost channels.

Commercial average customer acquisition cost increased by 19% to $42/RCE for the trailing twelve months ended September 30, 2022 compared to 35/RCE for the twelve months ended September 30, 2021. The increase is consistent with the increase in average gross margin per RCE for Commercial adds and renewals.

Customer summary

Customer Count

	As at		As at
	September 30,	% Increase	September 30,
	2022	(decrease)	2021
Mass Markets	908,000	8%	840,000
Commercial	89,000	(7)%	96,000
Total customer count	997,000	7%	936,000

Mass markets customer count increased 8% to 908,000 compared to September 30, 2021, primarily driven by increase in the Texas customer base.

Commercial customer count decreased 7% to 89,000 compared to September 30, 2021. The decline in Commercial customers is due to competitive price pressures in the United States.

COMMODITY RCE SUMMARY

	July 1,			Failed to	September 30,	% increase
	2022	Additions	Attrition	renew	2022	(decrease)
Mass Markets
Gas	233,000	10,000	(8,000)	(5,000)	230,000	(1)%
Electricity	1,006,000	107,000	(54,000)	(23,000)	1,036,000	3%
Total Mass Markets RCEs	1,239,000	117,000	(62,000)	(28,000)	1,266,000	2%
Commercial
Gas	368,000	12,000	(6,000)	(1,000)	373,000	1%
Electricity	1,143,000	63,000	(23,000)	(26,000)	1,157,000	1%
Total Commercial RCEs	1,511,000	75,000	(29,000)	(27,000)	1,530,000	1%
Total RCEs	2,750,000	192,000	(91,000)	(55,000)	2,796,000	2%

Mass Markets

Mass markets RCE additions increased by 36% to 117,000 for the three months ended September 30, 2022 compared to 86,000 for the three months ended September 30, 2021. The increase is driven by investment in digital marketing, as well as continued improvement in direct face–to–face channels.

Mass markets RCE attrition increased by 24% to 62,000 for the three months ended September 30, 2022 as compared to 50,000 for the three months ended September 30, 2021. The increase was driven by higher sales and a higher RCE customer base.

Mass markets failed to renew RCEs increased by 4% to 28,000 for the three months ended September 30, 2022 compared to 27,000 for the three months ended September 30, 2021.

As at September 30, 2022, the U.S. and Canadian operations accounted for 89% and 11% of the mass markets RCE base, respectively.

Commercial

Commercial RCE additions increased by 83% to 75,000 for the three months ended September 30, 2022 compared to 41,000 for the three months ended September 30, 2021.

Commercial RCE attrition decreased by 12% to 29,000 for the three months ended September 30, 2022 compared to 33,000 for the three months ended September 30, 2021.

Commercial Failed to renew RCEs decreased by 37% to 27,000 RCEs for the three months ended September 30, 2022 compared to 43,000 RCEs for the three months ended September 30, 2021.

As at September 30, 2022, the U.S. and Canadian operations accounted for 63% and 37% of the commercial RCE base, respectively.

Total

As at September 30, 2022, the U.S. and Canadian operations remained unchanged at 75% and 25% of the RCE base, respectively, as compared to the three months ended September 30, 2021.

COMMODITY RCE ATTRITION

	Trailing 12 months ended
	September 30, 2022	September 30, 2021
Mass Markets	17%	18%
Commercial	11%	8%

The mass markets attrition rate for the trailing twelve months ended September 30, 2022 decreased by one percentage points to 17% compared to the 18% for the twelve months ended September 30, 2021.

The commercial  attrition rate for the trailing twelve months ended September 30, 2022 increased by three percentage points to 11% compared to the 8% for the twelve months ended September 30, 2021.

	Three months ended
	September 30,	September 30,
	2022	2021
Mass Markets	5%	4%
Commercial	2%	2%

The mass markets attrition rate for the three months ended September 30, 2022 increased by one percentage points to 5% compared to 4% for the three months ended September 30, 2021 driven by higher sales.

COMMODITY RCE RENEWALS

The following table presents renewals for the trailing twelve months ended September 30, 2022 and the trailing twelve months ended September 30, 2021.

	Trailing 12 months ended
	September 30, 2022	September 30, 2021
Mass Markets	81%	77%
Commercial	41%	49%

The following table presents renewals for the three months ended September 30, 2022 and the three months ended September 30, 2021.

	Three months ended
	September 30,	September 30,
	2022	2021
Mass Markets	81%	79%
Commercial	31%	48%

AVERAGE GROSS MARGIN PER RCE

The table below depicts the annual design margins on new and renewed contracts signed during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 for standard commodities, which does not include non–recurring non–commodity fees.

	Fiscal	Number of	Fiscal	Number of
	2023	RCEs	2022	RCEs
Mass Markets added or renewed	$345	195,000	$211	178,000
Commercial added or renewed[1]	$91	111,000	$70	86,000

1Annual gross margin per RCE excludes margins from Interactive Energy Group and large Commercial and Industrial customers.

For the three months ended September 30, 2022, the mass markets average gross margin per RCE for the customers added or renewed was $345/RCE, an increase of 64% from $211/RCE for the three months ended September 30, 2021 due to change in channel strategy and channel mix.

Liquidity and capital resources from operations

On March 18, 2021, Just Energy Ontario L.P, Just Energy (U.S.) Corp. and Just Energy Group Inc. entered into the Lender Support Agreement with the lenders under the Credit Facility. Under the Lender Support Agreement, the lenders agreed to allow issuance or renewals of letters of credit under the Credit Facility during the pendency of the CCAA proceedings within certain restrictions. In return, the Company has agreed to continue paying interest and fees at the non-default rate on the outstanding advances and letters of credit under the Credit Facility. The amount of letters of credit that may be issued is limited to the lesser of CAD $46.1 million (excluding the letters of credit guaranteed by Export Development Canada under its Account Performance Security Guarantee Program), plus any amount the Company has repaid and CAD $125 million. As at September 30, 2022, the Company had repaid CAD $86.3 million and had a total of CAD $120.0 million of letters of credit outstanding.

Certain amounts outstanding under the LC Facility are guaranteed by Export Development Canada under its Account Performance Security Guarantee Program. As at September 30, 2022, the Company had $42.0 million of letters of credit outstanding and letter of credit capacity of $2.2 million available under the LC Facility. Just Energy’s obligations under the Credit Facility are supported by guarantees of certain subsidiaries and secured by a general security agreement and a pledge of the assets and securities of Just Energy and the majority of its operating subsidiaries excluding, primarily Filter Group. Just Energy has also entered into an inter-creditor agreement in which certain commodity and hedge providers are also secured by the same collateral. As a result of the CCAA filing, the borrowers are in default under the Credit Facility. However, any potential actions by the lenders have been stayed pursuant to the Court Order.

SUMMARY OF CASH FLOWS
For the six months ended September 30.
(thousands of dollars)

	Fiscal 2023	Fiscal 2022
Operating activities from operations	$137,797	$20,703
Investing activities from operations	(6,384)	(3,817)
Financing activities from operations	(72,136)	(28,967)
Effect of foreign currency translation	(3,357)	(231)
Increase (decrease) in cash	55,920	(12,312)
Cash and cash equivalents – beginning of period	128,491	172,666
Cash and cash equivalents – end of period	$184,411	$160,354

Operating activities

Cash flow from operating activities was an inflow of $137.8 million for the six months ended September 30, 2022 compared to an inflow of $20.7 million for the six months ended September 30, 2021. The increase in the inflow is primarily due to the proceeds from HB 4492.

Investing activities

Cash flow from investing activities was an outflow of $6.4 million for the six months ended September 30, 2022 compared to an outflow of $3.8 million for the six months ended September 30, 2021.

Financing activities

Cash flow from financing activities was an outflow of $72.1 million for the six months ended September 30, 2022 compared to an outflow of $29.0 million for the six months ended September 30, 2021. The outflow is primarily driven by payments of $70.0 million to DIP Facility in the six months ended September 30, 2022 as compared to borrowing of $25 million under the same DIP Facility and repayment of $51.4 million on Credit Facility in the six months ended September 30, 2021.

Free cash flow and unlevered free cash flow

For the six months ended September 30.

(thousands of dollars)

	Fiscal 2023	Fiscal 2022
Cash flows from operating activities	$137,797	$20,703
Subtract: Maintenance capital expenditures	(6,384)	(3,817)
Free cash flow	131,413	16,886
Interest expense, cash portion	15,129	16,584
Unlevered free cash flow	$146,542	$33,470

1 See “Non–U.S. GAAP financial measures” above.

Unlevered free cash flow increased by $113.07 million to an inflow of $146.5 million for the six months ended September 30, 2022 compared to an inflow of $33.5 million for the six months ended September 30, 2021. The increase is primarily due to the proceeds from HB 4492.

Selected Balance sheets data as at September 30, 2022, compared to March 31, 2022

The following table shows selected data from the Interim Condensed Consolidated Financial Statements as at the following periods:

	As at	As at
	September 30,	March 31,
	2022	2022
Assets:
Cash and cash equivalents	$182,016	$125,755
Trade and other receivables, net	354,992	308,941
Total fair value of derivative instrument assets	635,225	671,714
Other current assets	149,329	131,570
Total assets	1,600,062	1,623,814

Liabilities:
Trade and other payables	$401,569	$349,923
Total fair value of derivative instrument liabilities	68,735	26,086
Total debt	55,386	126,419
Total liabilities	1,463,707	1,429,613

Total cash and cash equivalents increased to $182.0 million as at September 30, 2022 from $125.8 million as at March 31, 2022. The increase in cash is primarily attributable to cash inflows from operating activities offset by the $70.0 million DIP facility repayment.

Trade and other receivables, net increased to $355.0 million as at September 30, 2022 from $308.9 million as at March 31, 2022. The changes are primarily due to seasonal increases in revenues.

Other current assets increased to $149.3 million as at September 30, 2022 from $131.6 million as at March 31, 2022. The change is primarily driven by increased customer acquisition cost, gas in storage and prepaid expenses.

Trade and other payables increased to $401.6 million as at September 30, 2022 from $349.9 million as at March 31, 2022. The change is primarily driven by seasonal increases in purchases from commodity suppliers.

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

Total debt not subject to compromise was $55.4 million as at September 30, 2022 compared to $126.4 million as at March 31, 2022. The change is primarily driven by the repayment of $70 million of the DIP Facility. As at September 30, 2022, $357.8 million of debt is subject to compromise under the CCAA proceedings.

Embedded gross margin

Management’s estimate of EGM is as follows:

(millions of dollars)

	As at	As at
	September 30,	September 30,	% Increase
	2022	2021	(decrease)
Mass Markets embedded gross margin	872.1	826.3	6%
Commercial embedded gross margin	237.2	265.5	(11)%
Total embedded gross margin	$1,109.3	$1,091.8	2

See “Non–U.S. GAAP financial measures” above.

Management’s estimate of the mass markets EGM increased by 6% to $872.1 million as at September 30, 2022 compared to $826.3 million as at September 30, 2021. The increase was primarily driven by growth in the Texas mass market customer base.

Management’s estimate of the commercial EGM decreased by 11% to $237.2 million as at March 31, 2023 compared to $265.5 million as at September 30, 2021. The decline resulted from the decrease in the customer base compared to the prior period.

Provision for (Recovery of) income and deferred tax

(thousands of dollars)

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Current income tax expense (recovery)	$2,126	$(191)	$3,015	$(1,103)
Deferred income tax expense (recovery)	(83,290)	–	(18,615)	119
Recovery of income tax	$(81,164)	$(191)	$(15,600)	$(984)

Just Energy recorded a current income tax expense of $2.1 million for three months ended September 30, 2022, compared to $0.2 million recovery for the three months ended September 30, 2021. Just Energy continues to have a current tax expense from profitability in taxable jurisdictions however during fiscal 2022 a recovery was recognized due to the benefits of a current year loss carried back.

During the three months ended September 30, 2022, a deferred tax recovery of $83.3 million was recorded which is the result of the unrealized loss on derivative instruments reported during the three months ended September 30, 2022.

Contractual obligations

In the normal course of business, Just Energy is obligated to make future payments for contracts and other commitments that are non-cancellable.

PAYMENTS DUE BY PERIOD

(thousands of dollars)

	Less than 1 year	1–3 years	4–5 years	More than 5 years	Total
Trade and other payables	$401,569	$–	$–	$–	$401,569
Commodity suppliers' accruals and payables subject to compromise	454,553	–	–	–	454,553
Non-commodity trade accruals and accounts payable subject to compromise	39,897	–	–	–	39,897
Long-term debt	55,384	2	–	–	55,386
Debt and financing subject to compromise	357,820	–	–	–	357,820
Gas, electricity and non-commodity contracts	1,088,586	2,317,197	496,960	70,110	3,972,853
Total	$2,397,809	$2,317,199	$496,960	$70,110	$5,282,078

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

On September 15, 2021, the Ontario Court approved the Company’s request to establish a claims process to identify and determine claims against the Company and its subsidiaries that are subject to the ongoing Claims Procedure Order. Please see (refer to Part I, Item 1, “Interim Condensed Consolidated Financial Statements and Notes” Note 15(b) Commitments and Contingencies) of this Quarterly Report for additional information. On August 18, 2022 the Ontario Court suspended the Claims Procedure Order with (i) the barring of claims pursuant to the applicable provisions of such order remaining in effect and (ii) the Company’s ability, with the consent of the Monitor, to refer claims for adjudication for the purposes of determining entitlement to proceeds to be distributed in accordance with a transaction completed pursuant to the SISP.  In accordance with item (ii) noted above, Just Energy continues to review and determine which claims will be allowed, modified or disallowed which may result in additional liabilities subject to compromise that are not currently reflected in the Interim Condensed Consolidated Financial Statements.

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

Off balance sheet items

The Company has issued letters of credit in accordance with its credit facility totaling CAD$120.4 million as at September 30, 2022 to various counterparties, primarily utilities in the markets it operates in, as well as suppliers.

Pursuant to separate arrangements with Westchester Fire Insurance Company, Travelers Casualty and Surety Company of America, Fidelity and Deposit Company of Maryland, Chubb Group of Insurance Company, Zurich Insurance Company and Euler Hermes North America Insurance Company. Just Energy has issued surety bonds to various counterparties including States, regulatory bodies, utilities, and various other surety bond holders in return for a fee and/or meeting certain collateral posting requirements. Such surety bond postings are required in order to operate in certain states or markets. Total surety bonds issued as at September 30, 2022 was $38.0 million.

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

COVID–19 IMPACT

As a result of the continued COVID–19 pandemic, we have reviewed the estimates, judgments and assumptions used in the preparation of the Interim Condensed Consolidated Financial Statements and determined that no significant revisions to such estimates, judgments or assumptions were required for the three months ended September 30, 2022.

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

RECEIVABLES AND LIFETIME EXPECTED CREDIT LOSSES

The lifetime expected credit loss reflects Just Energy’s best estimate of losses on the accounts receivable and unbilled revenue balances. Just Energy determines the lifetime expected credit loss by using historical loss rates and forward–looking factors if applicable. Just Energy is exposed to customer credit risk on its operations in Alberta, Texas, Illinois (gas), California (gas) and Ohio (electricity) and for certain Commercial customers in dual-billing markets including Illinois (power), Pennsylvania (power), Massachusetts (power), New York and New Jersey. Credit review processes have been implemented to perform credit evaluations of customers and manage customer default. In addition, the Company may from time to time change the criteria that it uses to determine the creditworthiness of its customers, including RCEs, and such changes could result in decreased creditworthiness of its customers and/or result in increased customer defaults. If a significant number of customers were to default on their payments, including as a result of any changes to the Company’s credit criteria, it could have a material adverse effect on the operations and cash flows of Just Energy. Management factors default from credit risk in its margin expectations for all of the above markets (see Part I, Item 1, “Interim Condensed Consolidated Financial Statements And Notes”, Note 4, Trade and other receivables net).

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

As at November 29, 2022, there were 48,078,637 common shares and no preferred shares of Just Energy outstanding. Under the CCAA Plan, the common shares will be cancelled and common shareholders will receive no consideration.

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

On March 9, 2021, Just Energy filed for and received creditor protection pursuant to the Court Order under the CCAA and similar protection under Chapter 15 in connection with the Weather Event. On September 15, 2021, the Ontario Court approved the Company’s request to establish a claims process to identify and determine claims against the Company and its subsidiaries that are subject to the ongoing Claims Procedure Order.   On August 4, 2022 Just Energy entered into the Transaction Agreement that is intended to facilitate its exit from the Company’s ongoing insolvency proceedings as a going concern. The Transaction provides that certain secured creditors will receive cash payments and/or equity in exchange for their debt, and existing equityholders’ interests will be cancelled for no consideration. In addition, no amounts will be available for distribution to the Just Energy Entities’ general unsecured creditors. On August 18, 2022 the Ontario Court suspended the Claims Procedure Order with (i) the barring of claims pursuant to the applicable provisions of such order remaining in effect and (ii) the Company’s ability, with the consent of the Monitor, to refer claims for adjudication for the purposes of determining entitlement to proceeds to be distributed in accordance with a transaction completed pursuant to the SISP.  In accordance with item (ii) noted above, Just Energy continues to review and determine which claims will be allowed, modified or disallowed which may result in additional liabilities subject to compromise that are not currently reflected in the Interim Condensed Consolidated Financial Statements (Part I, Item 1, “Interim Condensed Consolidated Financial Statements And Notes”).

In connection with the previously disclosed class action against Just Energy, Just Energy Corp. and Just Energy Ontario L.P. with Haidar Omarali as named plaintiff (the “Claimant”), pursuant to a settlement made as of October 31, 2022 in accordance with the Claims Procedure Order, the Claimant agreed that, among other things, any class claimants shall only be able to recover proceeds under certain insurance policies described therein, to the extent available, without any additional rights of enforcement or recovery as against the Just Energy Entities or the current and former directors, officers, employees, legal counsel and advisors of the Just Energy Entities (or any of them).

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

On November 12, 2021, Just Energy, along with the Just Energy Parties, initiated the ERCOT Lawsuit against ERCOT and the PUCT in the Houston Court. The ERCOT Lawsuit seeks to recover payments that were made by the Just Energy Parties to ERCOT for certain invoices relating to the Weather Event. On February 2, 2022, the Houston Court dismissed the Lawsuit against the PUCT.  On November 8, 2022, the U.S. Court of Appeals for the Fifth Circuit heard an expedited appeal of the dismissal motion filed by ERCOT. To date, no decision has been rendered by the U.S. Court of Appeals for the Fifth Circuit.

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

Ongoing remediation of previously identified control activities material weakness associated with financial statement close process

Management remains committed to the planning and implementation of remediation efforts to address the material weaknesses, as well as to foster improvement in the Company’s internal controls. These remediation efforts continue and are intended to address this identified material weakness and enhance the overall financial control environment. During fiscal 2021, management further increased the amount of personnel to perform the financial statement close process, including the hiring of a CFO and a controller, both with significant financial reporting and retail energy industry experience, promoting individuals within the team and training those individuals to perform their enhanced roles, and strengthening the managerial review process of the financial statement preparation, who remain with the Company at September 30, 2022 and through the date of these Interim Condensed Consolidated Financial Statements. These enhancements remaining ongoing, and management continues strengthening the design and operational effectiveness of the financial statement preparation process, including the financial statement disclosure checklist. For the year ended March 31, 2022,  the Company changed its basis of presentation from International Financial Reporting Standards to U.S. GAAP. Due to this change in basis of presentation, not enough time has elapsed to operate the designed controls effectively to conclude that management has remediated the material weakness aforementioned.

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

ITEM 1A.RISK FACTORS

During the six months ended September 30, 2022, there were no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended March 31, 2022.

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

JUST ENERGY GROUP INC.

	By:	/s/ Michael Carter
Date: November 29, 2022		Michael Carter
Chief Financial Officer